Form 10-K
period 1993-12-31
PRESIDIO OIL CO
filed 1994-02-16
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1993

                                       OR

{   }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                         COMMISSION FILE NUMBER  1-8241

                              PRESIDIO OIL COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     95-3049484
         (State of Incorporation)               (I.R.S. Employer Identification No.)

       5613 DTC PARKWAY, SUITE 750
          ENGLEWOOD, COLORADO                                80111-3065
(Address of principal executive offices)                     (Zip Code)

                                 (303) 773-0100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of Each Exchange
             Title of Each Class                                            on Which Registered
             -------------------                                           ---------------------
CLASS A COMMON STOCK, $.10 PAR VALUE PER SHARE                            AMERICAN STOCK EXCHANGE
CLASS B COMMON STOCK, $.10 PAR VALUE PER SHARE                            AMERICAN STOCK EXCHANGE
9% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2015                           AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    No
                                                ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      {  }

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 8, 1994 was $36,002,000.

The number of shares outstanding of each of the registrant's classes of common stock as of February 8, 1994 was as follows:

                    Class                                    Number Outstanding
                    -----                                    ------------------
CLASS A COMMON STOCK, $.10 PAR VALUE PER SHARE                   25,314,885
CLASS B COMMON STOCK, $.10 PAR VALUE PER SHARE                    3,219,785


                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held on or about June 14, 1994.

                               TABLE OF CONTENTS



                                                                                                            PAGE

                                                                     PART I
ITEM 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              GENERAL   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              BUSINESS STRATEGY   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              EXPLORATION AND PRODUCTION OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
              EMPLOYEES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
              MARKETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
              COMPETITION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
              REGULATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
              EXPLORATION AND PRODUCTION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
                   Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
                   Estimated Proved Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
                   Productive Wells and Developed Acreage   . . . . . . . . . . . . . . . . . . . . . . . .   9
                   Production, Unit Prices and Costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                   Undeveloped Acreage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                   Drilling Activity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
              OFFICE LEASES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
ITEM 3.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . .  11

                                                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . .  12
ITEM 6.   SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
              LIQUIDITY AND CAPITAL RESOURCES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
              RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . . .  20
              INDEPENDENT AUDITORS' REPORT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
              FINANCIAL STATEMENTS:
                   Consolidated Balance Sheets as of December 31, 1993 and 1992 . . . . . . . . . . . . . .  21
                   Consolidated Statements of Operations for the Years Ended
                      December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . .  23
                   Consolidated Statements of Stockholders' Equity for the Years
                      Ended December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . .  24
                   Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . .  25
                   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  27
              SCHEDULES:
                   V  - Property, Plant and Equipment for the Years Ended
                        December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . .  45
                   VI - Accumulated Depletion, Depreciation and Amortization
                        of Property, Plant and Equipment for the Years Ended
                        December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . .  46
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

                               TABLE OF CONTENTS
                                  (CONTINUED)


                                                                                                            PAGE


                                                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . .  47
ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . .  47
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . .  47

                                                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . .  48
               LIST OF DOCUMENTS FILED  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54

                                     PART I



ITEM 1.  BUSINESS.

                                    GENERAL

Presidio Oil Company is an independent oil and gas company organized under the laws of the State of Delaware in April 1976 to continue the business of Presidio Exploration, Inc. (organized in 1968) of engaging, primarily through subsidiaries, in onshore oil and gas exploration, development and production in selected regions in the continental United States. The Company maintains its corporate offices at 5613 DTC Parkway, Suite 750, Englewood, Colorado 80111-3065. Its telephone number at that location is (303) 773-0100. Unless the context otherwise requires, all references in this Annual Report on Form 10-K (this "Report") to "Presidio" or the "Company" are to Presidio Oil Company and its consolidated subsidiaries.

The Company conducts its exploration, development and production operations in three regional areas: (i) the Rocky Mountains, with operations primarily in Wyoming and North Dakota, (ii) the Mid-Continent, with operations primarily in southeastern New Mexico and west Texas, western Oklahoma and south Louisiana, and (iii) West Virginia, with operations primarily in southern West Virginia. Within these regional areas, the Company's operations are concentrated in seven core areas: the Green River Basin in Wyoming; the Powder River Basin in Wyoming; the Williston Basin in North Dakota; the Permian Basin in southeastern New Mexico and west Texas; the Anadarko Basin in western Oklahoma; south Louisiana; and southern West Virginia.

                               BUSINESS STRATEGY

The Company is committed to a growth strategy that emphasizes oil and gas reserve additions in its seven core areas, both through development drilling and acquisition activity and, to a lesser extent, through exploration drilling. Because the Company controls the operations of most of its producing properties, the Company believes that it has achieved overhead and operating expenses below the independent industry average.

In 1993 Presidio recorded substantial success in adding .8 million barrels ("MMBbls") of oil and 52.2 billion cubic feet ("BCF") of gas to its proved hydrocarbon reserves, compared to production of 1.4 MMBbls of oil and 15.3 BCF of gas and sales of lower-margin oil and gas properties consisting of 205,000 barrels of oil and 2.8 BCF of gas, and thereby replacing 204% of its production and property sales at a cost per equivalent barrel of $2.21. In terms of natural gas equivalents, the Company added 57 billion equivalent cubic feet of gas at a finding cost of $.37 per equivalent thousand cubic feet of gas.

Most of this increase in proved reserves resulted from the Company's successful field extension and other developmental operations, with the remainder being principally attributable to the acquisition of additional interests in oil and gas wells operated by the Company (see Note 15 to the Company's Consolidated Financial Statements contained in Item 8 of this Report for detailed information concerning the Company's oil and gas reserves, including certain producing property sales completed subsequent to yearend 1993). Moreover, as a result of these operations, Presidio's proved developed gas reserves increased by 25%, or 33.3 BCF during 1993, from 131.2 BCF to 164.5 BCF, after production of 15.3 BCF during the year.

Presidio's large portfolio of probable reserves, other close-in drilling locations and undeveloped acreage provides significant opportunities for the Company to continue to add to its proved oil and gas reserves in 1994 and thereafter.

In 1994 the Company anticipates that its capital expenditures will total approximately $30.4 million and will be principally devoted to natural gas field development and exploration activities, as follows:

. $26.1 million on development operations and small producing property acquisitions. The development operations will be concentrated in several of the Company's core areas, including: 29 (10 net) wells in the Green River Basin in Wyoming; 16 (5 net) wells in the Powder River Basin in Wyoming; 6 (3 net) wells in the Anadarko Basin in western Oklahoma; and 15 (4 net) wells in southern West Virginia, while the property acquisitions are currently anticipated to involve producing properties located primarily in Wyoming, Oklahoma and Texas.

. $4.3 million on exploratory projects, principally in Wyoming, Louisiana, Oklahoma and Texas.

Moreover, during the 1995 - 1996 period, the Company currently plans to spend a minimum of $25-30 million per annum on capital expenditures, with a substantial portion of such expenditures being devoted to the development of the Company's proved undeveloped hydrocarbon reserves, which totaled 3.1 MMBbls of oil and
138.4 BCF of gas as of December 31, 1993, or 41% of the Company's total proved reserves.

                     EXPLORATION AND PRODUCTION OPERATIONS

The exploration and production activities of the Company consist of the geological and geophysical evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other interests in exploratory prospects, the drilling of exploratory test wells, and the development and operation of properties for the production and sale of oil and gas. The Company's drilling activities include participation in a substantial amount of low-risk development drilling operations, as well as in selected high-risk, high-potential exploration prospects. The Company generates most of its exploration prospects, particularly in the Rocky Mountains, through its in-house geological staff. However, exploration and development drilling prospects may be identified by third parties, including independent petroleum consultants and other oil and gas companies through joint interest programs, particularly in the Mid-Continent. All of the drilling activities of the Company are performed by independent drilling contractors. Each of the Company's regional operating areas, and the operations conducted therein, are briefly described below.

ROCKY MOUNTAINS

At December 31, 1993, the Company had 481 gross (193 net) producing wells, 109,300 gross (47,700 net) developed acres and 657,600 gross (248,400 net) undeveloped acres in this area, primarily located in (i) the Moxa Arch and Red Desert areas of the Green River Basin in Wyoming, (ii) the Powder River Basin in Wyoming and (iii) the Williston Basin in North Dakota. The Company operates 349 of these gross wells. For the month ended January 31, 1994, net production from the Rocky Mountain area averaged approximately 31 million cubic feet ("MMCF") of gas and 3.5 thousand barrels ("MBbls") of oil per day, representing approximately 77% of the Company's average daily production for such period.
At December 31, 1993 the Rocky Mountain area had proved reserves of 129.5 BCF of gas and 10.3 MMBbls of oil, representing approximately 50% of the Company's total proved oil and gas reserves, of which 92.8 BCF of gas and 8.4 MMBbls of oil were proved developed reserves.

MID-CONTINENT

At December 31, 1993, the Company had 355 gross (100 net) producing wells, 58,800 gross (24,100 net) developed acres and 34,000 gross (11,600 net) undeveloped acres in this area, primarily located in (i) south Louisiana, (ii) the Permian Basin in southeastern New Mexico and west Texas and (iii) the Anadarko Basin in western Oklahoma. The Company operates 112 of these gross wells. For the month ended January 31, 1994, net production from the Mid-Continent area averaged approximately 14 MMCF of gas and .3 MBbls of oil per day, representing approximately 23% of the Company's average daily production for such period.

At December 31, 1993 the Mid-Continent area had proved reserves of 145.4 BCF of gas and 2.7 MMBbls of oil, representing approximately 42% of the Company's total proved oil and gas reserves, of which 71.1 BCF of gas and 1.5 MMBbls of oil were proved developed reserves.

WEST VIRGINIA

At December 31, 1993, as a result of the Company's 1993 drilling program, the Company had 9 gross (2 net) producing wells and 700 gross (100 net) developed acres in this area. The Company also had proved reserves of 28.1 BCF of gas in West Virginia, representing approximately 8% of the Company's total proved oil and gas reserves, of which .6 BCF of gas are proved developed reserves. The undeveloped portion of these reserves, along with approximately 172,900 gross (91,400 net) undeveloped acres, will be developed by the Company and is subject to a joint drilling participation agreement described in Note 13 to the Company's Consolidated Financial Statements contained in Item 8 of this report.

                                   EMPLOYEES

As of February 8, 1994, the Company had 133 employees of which 34 were field employees. The Company's employment level will change over time as required by its operations. In addition, the Company intends to engage the services of independent geological, engineering, land, accounting and other consultants from time to time to assist with its operations.

                                    MARKETS

The Company's gas production has historically been sold under contracts with marketing and transportation companies and with end-users. In past years a surplus of gas has been available to the marketplace in certain areas of the United States, resulting in industry-wide price weakness. During 1993 and early 1994 gas prices strengthened, and the Company benefitted from such improved prices since its contracts with third-party purchasers provide for short-term and/or market sensitive pricing for the majority of its gas production. Moreover, since gas production is a seasonal business with production volumes and product prices generally being lower during the warmer summer months and higher during the colder winter months, the Company has maintained the ability to shift much of its gas production between markets in response to price and seasonal demand fluctuations through the use of such contracts.

The Company markets most of its oil production with independent third-party resellers and refiners at market ("posted") prices. These posted prices generally reflect the prices determined by the trading of West Texas Intermediate ("WTI") oil futures contracts on the New York Mercantile Exchange ("NYMEX"), with adjustments for the geographical area in which the producing properties are located and for the quality of the oil produced. NYMEX prices continue to be influenced by worldwide production levels and a variety of political and economic events over which the Company has no control.

                                  COMPETITION

Competition in the oil and gas industry is intense. Many companies and individuals compete to acquire prospective oil and gas leases and other mineral interests, as well as to obtain exploration and development funding. Many of these competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company, and they have been engaged in the energy business for a much longer period than the Company. The Company may be at a competitive disadvantage with these larger entities.

There is also competition in the marketing of gas, insofar as numerous companies are active gas marketers, including marketing affiliates of interstate pipelines, major integrated oil companies, Canadian gas producers and pipelines, and local and national gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Certain competitors have capital resources many times greater than the Company's, and they control substantially greater supplies of gas. Local utilities and distributors of gas (some of which are customers of the Company) are, in some cases, engaged directly and through affiliates in marketing activities that compete with those of the Company.

                                   REGULATION

The Company's oil and gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

Oil and gas operations are also subject to extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of human health and the environment. These regulations are often difficult and costly to comply with and carry substantial penalties for failure to comply. In addition, these regulations may restrict the rate of oil and gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. To date, expenditures by the Company related to compliance with these laws have not been significant. The Company believes, however, the trend of more expansive and stricter environmental legislation and regulations, including regulations with respect to the handling and disposal of oil and gas exploration and production wastes and oilfield wastes contaminated by naturally occurring radioactive materials, and the imposition of financial responsibility requirements with respect to environmental cleanup costs (e.g. regulations requiring environmental liability insurance or other types of financial assurance) will continue and may result in additional costs to the Company in the future. For example, amendments to the Resource Conservation and Recovery Act to regulate further the handling, transportation, storage and disposal of oil and gas exploration and production wastes have been considered by Congress and may be adopted. Also, in August 1993 the U.S. Minerals Management Service published an advance notice of its intent to adopt regulations that may require owners of oil and gas facilities that could be the source of an oil spill into waters of the United States to provide $150 million in financial assurances to cover costs that might be incurred by governmental authorities in responding to and cleaning up an oil spill. Such legislation or regulations, if enacted or adopted, could have a significant adverse impact on the Company's operating costs.

ITEM 2.  PROPERTIES.

                           EXPLORATION AND PRODUCTION

The Company's operations are concentrated in seven core areas where the Company conducts most of its exploration and development drilling and acquisition activity: the Green River Basin in Wyoming; the Powder River Basin in Wyoming; the Williston Basin in North Dakota; the Permian Basin in southeastern New Mexico and west Texas; the Anadarko Basin in western Oklahoma; south Louisiana; and southern West Virginia. None of the Company's oil and gas production is subject to long-term supply or similar agreements with foreign governments or authorities.

OPERATIONS

At December 31, 1993, the Company operated approximately 77% of the net producing wells in which it owned an interest. The operator of a well supervises production, maintains production records, employs field personnel and performs other functions on behalf of all owners of such operated wells. See "Business - Exploration and Production Operations" contained in Item 1 of this Report for information concerning the Company's operating areas.

The Company's oil and gas operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as fires, explosions, encountering formations with abnormal pressures, blowouts, cratering and oil spills, any of which can result in loss of hydrocarbons, environmental pollution, personal injury claims and loss of life. Such hazards can also severely damage or destroy equipment, sub-surface structures, surrounding areas or property of others. As protection against such operating hazards, the Company maintains insurance coverage, including operator's extra expense, physical damage on certain risks, employer's liability, comprehensive general liability and workers' compensation. The Company believes that such insurance is adequate and customary for companies of a similar size engaged in operations similar to those of the Company, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The Company does not carry business interruption insurance in respect of its operations and the occurrence of an event that is not fully covered by insurance could have an adverse impact upon the Company's financial condition and results of operations.

ESTIMATED PROVED RESERVES

The following tables set forth estimates of proved oil and gas reserves and the present value of estimated future net revenues attributable to such reserves, based on the assumptions that oil and gas prices will remain fixed at yearend levels, with escalation up to prices which prevail under fixed and determinable escalation provisions of existing oil and gas contracts, and that operating costs will remain fixed at yearend levels. The present value of the estimated future net revenues from proved oil and gas reserves at the dates indicated below was computed by discounting the aggregate estimated future net revenues by 10% per year. The present value does not represent the fair market value of such reserves. This information is based primarily upon reserve reports prepared by the Company and reviewed by Huddleston & Co., Inc., Houston, Texas (for the years ended December 31, 1993, 1992 and 1991) and Netherland, Sewell & Associates, Inc., Dallas, Texas (for the year ended December 31, 1991), independent petroleum and geological engineering firms.

Proved reserves are the estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgement. Results of drilling, testing and production subsequent to the date of the estimate may result in revisions of such estimate. Accordingly, estimates of reserves are often materially different from the quantities of oil and gas that are ultimately recovered and such estimates will change as future production and development information becomes available. The reserve data represents estimates only and should not be construed as being exact.

Estimates of proved reserves at December 31, 1993 have not been previously filed by the Company with, or included in reports to, any federal authority or agency.

                                                                                   December 31,
                                                                -------------------------------------------------
                                                                   1993 (1)(3)        1992 (1)            1991
                                                                ---------            --------            --------
                                                                           (Dollars in thousands)
         Estimated proved oil and gas reserves:
             Oil and condensate (MBbls)                             13,036             13,863              15,938
             Gas (MMCF)                                            302,954            268,871             251,190
             Present value of future net
               revenues (2)                                       $294,650           $284,911            $242,938
         Estimated proved developed
           oil and gas reserves:
             Oil and condensate (MBbls)                              9,942             10,001              12,558
             Gas (MMCF)                                            164,530            131,164             163,351
             Present value of future net
               revenues (2)                                       $184,055           $172,689            $186,882

         (1) Includes proved undeveloped gas reserves of 27.5 BCF and 28.1 BCF at December 31, 1993 and 1992, respectively, which are subject to a joint drilling participation agreement as discussed in Note 13 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.
         (2) Represents the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves, before a provision for future income taxes.
         (3) See Note 14 to the Company's Consolidated Financial Statements contained in Item 8 of this Report for information concerning oil and gas property sales completed by the Company subsequent to yearend 1993.
         (4) As of December 31, 1993 approximately 73% of the Company's proved oil and condensate reserves and approximately 58% of its proved gas reserves were pledged to secure its debt.

See Note 15 to the Company's Consolidated Financial Statements contained in
Item 8 of this Report for an analysis of changes in proved oil and gas reserves and changes in the present value of future net revenues.

PRODUCTIVE WELLS AND DEVELOPED ACREAGE

The following table sets forth the Company's developed acreage and productive wells at December 31, 1993. "Gross" refers to the total acres or wells in which the Company has a working interest, and "Net" refers to gross acres or wells multiplied by the percentage of working interest owned by the Company.


                                                             Productive Wells (2)
                                   ------------------------------------------------------------------------
         Developed Acreage(1)              Oil                        Gas                       Total
         -----------------         -------------------        ------------------         ------------------
          Gross      Net           Gross          Net         Gross         Net          Gross         Net
         -------    -----          -----         -----        -----        -----         -----        -----
         168,800   71,900            352           149          493          146           845          295

         (1)     Developed acreage is acreage assignable to productive wells.
         (2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections or necessary governmental certification to commence deliveries, and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well. The gross wells reported above which had multiple completions totaled 8.

PRODUCTION, UNIT PRICES AND COSTS

Information with respect to production and average unit prices and costs for the years ended December 31, 1993, 1992 and 1991 is set forth below:

                                                                Years Ended December 31,
                                                        ---------------------------------------
                                                         1993            1992             1991
                                                        ------          ------           ------
         Production:
            Oil and condensate (MBbls)                   1,436           1,877            2,798
            Gas (MMCF)                                  15,340          19,407           23,303
         Average sales price:
            Oil and condensate (per Barrel)             $14.55          $16.68           $17.53 (1)
            Gas (per MCF) (2)                           $ 1.73          $ 1.71           $ 1.54
         Average production costs per
           equivalent barrel (3) (4)                    $ 4.10          $ 4.38           $ 4.84
         Average production costs per
           equivalent MCF (3) (4)                       $  .68          $  .73           $  .81

         (1) Before giving effect to the Company's oil hedging arrangements. The average price increased to $21.19 as a result of such oil hedging arrangements. Such hedging arrangements expired December 31, 1991.
         (2) In December 1992 the Company sold its West Virginia proved developed properties which had received an above- market contract price for gas sales. The Company's pro forma gas price excluding such West Virginia properties was $1.54 and $1.38 for the years ended December 31, 1992 and 1991, respectively.
         (3) Oil and gas are converted to a common unit of measure ("equivalent barrel" or "equivalent MCF") on the basis of six MCF of gas to one barrel of oil.
         (4) The components of production costs may vary substantially among wells, depending on the methods of recovery employed and other factors, but generally include production taxes, administrative overhead, workovers, maintenance and repair, labor and utilities.

UNDEVELOPED ACREAGE

At December 31, 1993, the Company owned 864,500 gross (351,400 net) undeveloped acres, all of which are located in the continental United States. The table below sets forth the states in which such acreage is located and the number of gross and net acres in each.

                State                      Gross Acres                      Net Acres
                -----                      -----------                      ----------
                Wyoming                    434,300                          184,500
                West Virginia (1)          172,900                           91,400
                Montana                    162,200                           29,400
                North Dakota                34,100                           21,400
                Louisiana                   11,400                            4,300
                Texas                       10,100                            2,400
                Oklahoma                     7,800                            4,000
                New Mexico                     200                              100
                Other                       31,500                           13,900
                                           -------                          -------
                     TOTAL                 864,500                          351,400
                                           =======                          =======

         (1) This acreage is subject to a joint drilling participation agreement as discussed in Note 13 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.

DRILLING ACTIVITY

During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:

                                                                Years Ended December 31,
                          ------------------------------------------------------------------------------------------------
                                       1993                              1992                              1991
                          ----------------------------      ----------------------------      ----------------------------
                                               Success                           Success                           Success
                          Gross      Net        Ratio       Gross      Net        Ratio       Gross      Net        Ratio
                          -----    -------     -------      -----    -------     -------      -----    -------     -------

     Exploratory:
          Productive         3       1.57       71.0          3        1.21       45.0          5        3.40       36.6
          Non-Productive     2        .64       29.0          6        1.48       55.0         13        5.89       63.4
                           ---      -----      -----        ---       -----      -----        ---       -----      -----
                             5       2.21      100.0          9        2.69      100.0         18        9.29      100.0
                           ---      -----      -----        ---       -----      -----        ---       -----      -----

     Development:
          Productive        51      12.66       91.7         28       11.49       82.1         58       22.02       71.9
          Non-Productive     3       1.14        8.3          6        2.50       17.9         14        8.60       28.1
                           ---      -----      -----        ---       -----      -----        ---       -----      -----
                            54      13.80      100.0         34       13.99      100.0         72       30.62      100.0
                           ---      -----      -----        ---       -----      -----        ---       -----      -----

     Total:
          Productive        54      14.23       88.9         31       12.70       76.1         63       25.42       63.7
          Non-Productive     5       1.78       11.1         12        3.98       23.9         27       14.49       36.3
                           ---      -----      -----        ---       -----      -----        ---       -----      -----
                            59      16.01      100.0         43       16.68      100.0         90       39.91      100.0
                           ===      =====      =====        ===       =====      =====        ===       =====      =====

The above well information excludes wells in which the Company has only an overriding royalty interest.

At December 31, 1993, the Company was participating in the drilling or completion of 14 gross (5.15 net) wells.

                                 OFFICE LEASES

The Company has entered into certain leases for office space in Denver and New York City.


ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party, or to which any of its properties are subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

The Company's common stock is listed for trading on the American Stock Exchange and The International Stock Exchange, London. The following table sets forth the high and low sales prices of the Company's common stock on the American Stock Exchange:

                                                                        Class A                            Class B
                                                               -------------------------          -------------------------
                                                                High                Low            High                Low
                                                               ------              -----          ------              -----
   1992:
      1st Quarter  . . . . . . . . . . . . . . . . . . . . .   3 5/8               2 1/2          4 3/4               3 1/2
      2nd Quarter  . . . . . . . . . . . . . . . . . . . . .   2 7/8               1 7/8          4 5/8               3
      3rd Quarter  . . . . . . . . . . . . . . . . . . . . .   2 1/8               1 1/4          3 3/4               3
      4th Quarter  . . . . . . . . . . . . . . . . . . . . .   1 5/8               9/16           3 1/4               1 5/8

   1993:
      1st Quarter  . . . . . . . . . . . . . . . . . . . . .   1 3/8               9/16           1 5/8               1 1/16
      2nd Quarter  . . . . . . . . . . . . . . . . . . . . .   2 1/8               15/16          2                   1 15/16
      3rd Quarter  . . . . . . . . . . . . . . . . . . . . .   2 1/16              1 5/16         1 15/16             1 3/8
      4th Quarter  . . . . . . . . . . . . . . . . . . . . .   2 9/16              1 3/8          2 3/8               1 3/8

At February 8, 1994, the Company estimates that there were approximately 1,050 record holders of Class A Common Stock and 520 record holders of Class B Common Stock.

The last reported sales prices of the Company's Class A Common Stock and Class B Common Stock on the American Stock Exchange on February 8, 1994 were $2.00 and $2.25 per share, respectively.

From July 1987 through December 1992, the Company paid a quarterly cash dividend of $.025 per share on all outstanding shares of Class A Common Stock, and has never paid dividends on Class B Common Stock. In January 1993 the Company announced the elimination of Class A Common Stock dividends. The Company's ability to pay dividends is currently subject to the provisions of various covenants contained in the Company's revolving credit facility and certain indentures relating to its public debt.

In addition to the factors discussed above, the determination of the amount of any future cash dividends to be declared and paid on Class A Common Stock will depend upon, among other things, the Company's financial condition, its cash flow from operating activities, the level of the Company's capital and exploration expenditures and its future business prospects.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data indicates certain trends in the Company's financial condition and results of operations. For a more complete presentation of such trends and a discussion of items which affect the comparability of the information reflected below, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in
Item 7 of this Report and the Company's Consolidated Financial Statements and the Notes thereto contained in Item 8 of this Report.

                                                                      Years Ended December 31,
                                          ------------------------------------------------------------------------
                                            1993            1992            1991            1990            1989
                                          --------        --------        --------        --------        --------
                                                            (in thousands, except per share data)
FOR THE PERIOD:

Oil and gas revenues                      $ 47,476        $ 64,442        $ 95,151        $109,276        $ 60,009
Gross profit (loss)                         12,757           1,093         (42,439)         37,366          12,831
Net earnings (loss) from
  continuing operations                    (18,783)        (32,696)        (76,112)          4,311         (16,777)
Net earnings (loss) attributable
  to common shares                          (7,233)        (23,869)        (74,268)            393         (20,365)
Net earnings (loss) from
  continuing operations per share
  of Class A Common Stock                     (.70)          (1.13)          (2.65)            .16           (1.43)
Net earnings (loss) from
  continuing operations per share
  of Class B Common Stock                     (.70)          (1.23)          (2.75)            .06           (1.53)
Earnings (loss) per share of
  Class A Common Stock                        (.27)           (.82)          (2.58)            .03           (1.48)
Loss per share of Class B
  Common Stock                                (.27)           (.92)          (2.68)           (.07)          (1.58)
Dividends per share of
  Class A Common Stock                           -             .10             .10             .10             .10

AT END OF PERIOD:

Total assets                              $280,420        $276,959        $440,389        $507,828        $497,774
Long-term bank debt, excluding
  current installments                      15,000          73,000         187,500         158,945         262,219
Senior Secured Notes                        75,000               -               -               -               -
Convertible Subordinated Debentures         50,000          50,000          50,000          50,000               -
Gas Indexed Notes                          100,000         100,000         100,000         100,000         100,000
Redeemable Preferred Stock, net                  -               -               -               -          12,009
Stockholders' equity                         3,565          10,851          37,945         124,121          44,378

The Company's historical results have been affected by a number of transactions during the five years shown above, the most significant of which were: i) in December 1989 the Company completed an acquisition for approximately $157 million in cash which was financed through the issuance in February 1990 of $50 million of 9% Convertible Subordinated Debentures, 10 million shares of the Company's Class A Common Stock at $7.50 per share and the incurrence of bank debt; ii) as a result of the low oil and gas prices received at certain times during 1992 and 1991, the Company was required to reduce the carrying value of its oil and gas properties by $15 million and $68 million, respectively; iii) in July 1992, the Company completed the sale (the "MGRI Divestiture") of Mountain Gas Resources, Inc. ("MGRI"), a subsidiary of the Company which then owned its Wyoming gas gathering and processing business, as well as its marketing operations (all of which have been accounted for as discontinued operations) for net cash proceeds of $77.5 million which were used to prepay an equivalent amount of bank debt; iv) in December 1992, the Company completed the sale of its proved developed reserves and associated gathering systems in West Virginia for net cash proceeds of $32.6 million which was used to repay bank and other indebtedness of the Company; and v) in July 1993 the Company received $11.6 million from the sale of the Company's remaining equity interest in MGRI (the "MGRI Equity Sale") (which has been accounted for as discontinued operations).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained in Item 8 of this Report.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources have recently improved substantially as a result of the Company's (i) receipt in July 1993 of $11.6 million from the MGRI Equity Sale, and the subsequent prepayment of an equivalent amount of bank debt; (ii) sale of $75 million of Senior Secured Notes, and the subsequent prepayment of $73.8 million of bank debt; (iii) exchange of $99.8 million of Senior Gas Indexed Notes (the "New Notes") for an equivalent amount of the Senior Subordinated Gas Indexed Notes (the "Old Notes"), and the consequent elimination of principal payments of $99.8 million in respect of the Old Notes during the period 1997 - 1999 and the extension of the maturity of the New Notes three years later than the Old Notes; (iv) amendment of its bank facility to provide for a new $25 million revolving credit facility (the "Revolving Credit Facility"), and the improved financial flexibility provided thereby; and (v) receipt of $22 million of proceeds from asset sales completed in January 1994 of which $5 million was utilized to fully prepay all of the indebtedness outstanding under the Revolving Credit Facility.

RESERVE GROWTH

During 1993 the Company's proved oil and gas reserves increased to 63.5 million equivalent barrels of oil ("BOE") from 58.7 million BOE at yearend 1992, notwithstanding the divestiture of .7 million BOE and production of 4 million BOE during 1993. Most of this growth in reserves resulted from development drilling operations, principally the extension of existing oil and gas fields; and, to a lesser extent, from several smaller asset acquisitions. Of such total 63.5 million BOE of proved reserves at yearend 1993, 26.2 million BOE (41%) were proved undeveloped reserves. See Note 15 to the Company's Consolidated Financial Statements contained in Item 8 of this Report for further information concerning the increase in the Company's reserves in 1993.

REVENUES AND CASH FLOWS

The Company's 1993 oil and gas revenues declined significantly vis-a-vis 1992, primarily as a result of lower oil and gas production and sharply lower oil prices, as partially offset by a small increase in gas prices. A substantial portion of the decrease in the Company's oil production and all of the decrease in its gas production resulted from the divestiture of various non-strategic oil and gas producing properties, with the remainder of the decrease in oil production being due to lower production rates in several fields, all as discussed in "Results of Operations" below. In particular, the Company's cash flow relating to operating activities has decreased in each of the past three years such that the Company used $5.9 million in its operating activities in 1993, as compared to amounts provided by operating activities of $16 million in 1992 and $31.3 million in 1991.

In an effort to reverse this trend, the Company substantially increased its capital expenditures in 1993 to $21 million, as compared to capital expenditures of $15.9 million in 1992, and currently plans to spend a minimum of $25-30 million annually on capital expenditures during the period 1994 - 1996, principally on drilling projects to develop its proved undeveloped hydrocarbon reserves (which totaled 3.1 MMBbls of oil and 138.4 BCF of gas at yearend 1993) in order to increase oil and gas production and the revenues and operating cash flow generated therefrom. The level of the Company's future oil and gas production and related revenues, and thus its long-term liquidity, will depend upon the results of such ongoing drilling operations and, in particular, the development of its proved undeveloped hydrocarbon reserves. These drilling operations will in turn be affected by the level of funds available for capital expenditures, as discussed below.

LONG-TERM DEBT

At February 8, 1994, the Company had no outstanding borrowings under its Revolving Credit Facility and, therefore, had available borrowing capacity thereunder of $25 million. The Company repaid the $15 million of bank debt which was outstanding at December 31, 1993 with $5 million of the $22 million of asset sale proceeds received during January 1994 and with $10 million of cash and cash equivalents on hand at December 31, 1993. Borrowings under the Revolving Credit Facility are secured by mortgages on certain of the Company's oil and gas properties (the "Mortgaged Properties") and bear interest at either prime plus 1% or LIBOR plus 2 1/2%. Borrowings under the Revolving Credit Facility of up to $20 million may be utilized for developmental drilling and certain other operations related to the Company's proved hydrocarbon reserves and borrowings of up to $15 million may be used for seasonal working capital purposes.

The other long-term debt of the Company consists of $50 million of 9% Convertible Subordinated Debentures (the "Convertible Subordinated Debentures"), $75 million of 11.5% Senior Secured Notes, and $100 million of Gas Indexed Notes (comprised of $99,770,000 of New Notes and $230,000 of Old Notes) currently bearing interest at 14.05% per annum and which will bear interest at a rate of 13.925% per annum during the period February 16, 1994 to May 15, 1994 in accordance with the terms of the indentures relating to such Gas Indexed Notes. See Note 3 to the Company's Consolidated Financial Statements contained in Item 8 of this Report for information as to how increases in spot gas prices resulting in sustained industry-wide average spot gas prices exceeding a threshold price can trigger increases in the effective rate of interest payable on the Gas Indexed Notes. The Company is required to certify at least once annually that the oil and gas properties securing the Senior Secured Notes meet certain coverage tests; and, at December 31, 1993, such properties met such tests. If such properties do not meet such tests, the Company would be required to offer to purchase an amount of the Senior Secured Notes equal to the deficiency or to cure such deficiency by pledging additional oil and gas properties.

DEBT SERVICE

Assuming (i) interest on the Gas Indexed Notes to be no greater than 13.925% (its level during the February 16 - May 15, 1994 period), (ii) the prime rate to be 6% per annum (its level at February 8, 1994), and (iii) no further increase in the Company's debt level from that as of February 8, 1994, the Company would have no required principal payments due until 2000 and during 1994, 1995 and 1996 the Company would have annual estimated interest payments due on all of its debt of approximately $27 million. Accordingly, a substantial amount of the Company's operating cash flow will be utilized during such three-year period to pay interest expense, rather than being utilized in the Company's development and exploratory drilling operations or in the acquisition of producing properties.

CAPITAL EXPENDITURES

The Company's capital expenditures for its oil and gas operations totaled approximately $21 million in 1993, as compared to capital expenditures on such operations of $15.9 million and $54.6 million in 1992 and 1991, respectively. Of the capital expenditures made during 1993, $15.4 million was used in development and recompletion activities, $3.0 million was used in exploratory activities, and $2.6 million was used in various other activities, including acquisitions of producing properties and undeveloped acreage. In 1994 the Company currently anticipates that it will make approximately $30.4 million of capital expenditures, of which approximately $23.3 million will be used for development drilling and related activities (principally to develop its proved undeveloped oil and gas reserves), approximately $4.3 million will be used for exploratory drilling, and approximately $2.8 million will be used to acquire producing properties and undeveloped acreage. Additionally, the Company currently plans to spend a minimum of $25-30 million per annum on capital expenditures during the 1995 - 1996 period. Except for the Company's commitment to spend $5 million per year on the Mortgaged Properties during the three-year period ending October 1, 1996 contained in its Revolving Credit Facility, the timing of most of the Company's capital expenditures is discretionary and there are currently no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant.

The Company funded its capital expenditures during 1993 primarily with bank borrowings and the proceeds of asset sales. In 1994 and thereafter, the Company plans to increasingly rely upon the improving levels of cash flow from its oil and gas operations to fund its ongoing capital expenditures, as well as to meet its debt service obligations under the New Notes, the Senior Secured Notes, the Old Notes, the Convertible Subordinated Debentures and any indebtedness outstanding under the Revolving Credit Facility, as the Company benefits from the increased levels of oil and gas production and related revenues and cash flows that are anticipated to result from its 1994-1996 capital expenditures. There can be no assurance, however, that such capital expenditures will be successful and result in a sufficient level of revenues and cash flow to both fund the Company's ongoing capital expenditures and enable it to meet its debt service and other obligations; and, accordingly, in such circumstances, the Company's discretionary capital spending would have to be correspondingly reduced or it would have to make further asset sales or use its available borrowing capacity under its Revolving Credit Facility, in order to continue with its capital expenditures and meet its debt service and other obligations as hereinabove discussed. In addition, as discussed below, oil and gas price declines would adversely impact the Company's operating cash flow.

MARKETS AND PRICES

The amount of funding for the Company's capital expenditures program, whether derived from operating cash flow, bank borrowings or asset sales, may also be significantly affected by changes in oil and gas prices. Also, in addition to having a negative impact on oil and gas markets, oil and gas price declines have an adverse impact on the value of the Company's proved oil and gas reserves. A downward revision in the value of the Company's proved oil and gas reserves could (i) impair the ability of the Company to obtain additional financing in the future for working capital, capital expenditures or other purposes or (ii) cause the Company to be required to pledge additional oil and gas properties to secure the Senior Secured Notes as discussed in "Long-Term Debt" above. Such changes in oil and gas prices depend on a number of factors outside the control of the Company, such as actions taken by oil and gas producing nations outside the United States, the availability of imported oil and gas, the availability and marketing of competitive fuels, the fluctuating seasonal demand for oil and gas, and the extent of governmental regulation of the oil and gas industry. As a result, an accurate prediction cannot be made as to what the prices of oil and gas may be in future periods.

During 1993, the average prices received for oil and gas by the Company were $14.55 per barrel and $1.73 per MCF, respectively, as compared to $16.68 per barrel of oil and $1.71 per MCF of gas in 1992 and $17.53 per barrel of oil ($21.19 after giving effect to the Company's oil hedging arrangements) and $1.54 per MCF of gas in 1991. During the fourth quarter of 1993 and continuing into January 1994, oil prices declined to a five-year low, such that during January 1994 the average price received for oil by the Company was $10.26 per barrel. The Company estimates that (i) a $1.00 per barrel change in the average oil price received by the Company would result in an estimated change of approximately $1.3 million to both the Company's net income and cash flow for 1994; and (ii) a $.10 per MCF change in the average gas price received by the Company would result in an estimated change of approximately $1.9 million to both the Company's net income and cash flow for 1994. Therefore, any substantial and extended decline in the price of oil or gas could have a material adverse effect on the Company's financial condition and its results of operations.

A portion of the gas reserves sold to Belden & Blake in 1992 is subject to a long-term gas contract providing for prices above the current spot market price for West Virginia gas. In connection with the sale, the Company guaranteed certain minimum levels of performance, on an annual basis, by the gas purchaser under this contract such that should performance under this contract be less than the levels guaranteed by the Company, Belden & Blake can draw on a letter of credit entered into by the Company (see Note 13 to the Company's Consolidated Financial Statements contained in Item 8 of this Report).

                             RESULTS OF OPERATIONS

EARNINGS (LOSS) FROM CONTINUING OPERATIONS

The Company recognized losses from continuing operations of $18,783,000, $32,696,000 and $76,112,000 for 1993, 1992 and 1991, respectively.
Contributing to the losses during 1992 and 1991 were reductions in the carrying value of the Company's oil and gas properties amounting to $15,000,000 and $68,000,000, respectively.

         Oil and Gas Revenues. Oil and gas revenues have decreased during the past two years due primarily to lower oil and gas production and lower oil prices, as partially offset by increases in gas prices during such periods. Oil and gas production for 1993 decreased 23% and 21%, respectively from their levels for 1992. Sales of certain producing properties accounted for 27% of the decrease in oil production and all of such decrease in gas production with the remaining decrease in oil production resulting from lower production rates in several significant fields. Oil and gas production for 1992 decreased 33% and 17%, respectively, from their levels for 1991. Sales of certain producing properties accounted for 31% of the decrease in oil production and 50% of the decrease in gas production with the remainder being due to lower production rates in several significant fields. The Company's average oil price for 1993 decreased 13% as compared to the average price for 1992 and the average oil price for 1992 decreased 21% as compared to the average price for 1991. The decrease in 1992 as compared to 1991 was due primarily to the absence in 1992 of certain oil hedging arrangements which resulted in the receipt of $10,248,000 of additional revenues in 1991, and which increased the Company's average oil price per barrel for that year from $17.53 to $21.19.

         The following table reflects the average prices received for oil and gas and the amount of oil and gas production for 1993, 1992 and 1991.

                                                                 1993                1992               1991
                                                               --------            --------           --------

    Average Price:
           Oil and condensate (per Bbl)                        $14.55              $16.68             $17.53 (1)
           Gas (per MCF)                                       $ 1.73              $ 1.71 (2)         $ 1.54 (2)

    Production:
           Oil and condensate (MBbls)                           1,436               1,877              2,798
           Gas (MMCF)                                          15,340              19,407             23,303

    (1) Before giving effect to the Company's oil hedging arrangements. The average price increased to $21.19 as a result of such oil hedging arrangements. Such hedging arrangements expired December 31, 1991.
    (2) In December 1992 the Company sold its West Virginia proved developed properties which had received an above-market contract price for gas sales. The Company's pro forma gas price excluding such West Virginia properties was $1.54 and $1.38 for the years ended December 31, 1992 and 1991, respectively.

    Operating Expenses. Lease operating expenses, production taxes and depletion, depreciation and amortization have each decreased when comparing 1993 to 1992 and when comparing 1992 to 1991. The decrease in lease operating expenses was due primarily to the sale of various higher operating cost properties, including in particular the December 1992 sale of the Company's West Virginia proved developed properties, and also due to the increased operating efficiencies realized by the Company. The decrease in production taxes resulted from the reduced oil and gas revenues received when compared to those received a year earlier. The reduced amount of depletion, depreciation and amortization was due to a decrease in production (on an equivalent barrel basis), the reductions in the carrying value of the Company's oil and gas properties as described below, and an increase in the Company's reserves at a finding cost substantially below its depletion rate.

    Under the rules of the Securities and Exchange Commission for companies utilizing the full cost method of accounting, the carrying value of oil and gas properties is limited to the present value, as of the end of each fiscal quarter, of the estimated future net revenues from proved reserves using current pricing (with consideration of price changes only to the extent provided by contractual agreements), discounted at 10%, after adjusting for tax effects. As a result of the declines in oil and gas prices during 1992 and 1991 the Company was required to reduce the carrying value of its oil and gas properties by $15,000,000 and $68,000,000, respectively. No such reduction has been required since the first quarter of 1992.

    The following table shows certain costs associated with oil and gas revenues per equivalent barrel of oil for 1993, 1992 and 1991.

                                                         1993                1992               1991
                                                       --------            --------           --------
                                                                     (per equivalent barrel)

    Production Costs                                    $4.10               $4.38              $4.84
    Depletion, Depreciation and Amortization            $4.60               $5.08              $5.57

    General and Administrative Expense. General and administrative expense decreased 17% and 28% during 1993 and 1992, respectively, due to the consolidation and downsizing of certain of the Company's division offices and associated operations during 1991 and during the first half of 1992. The reduction in general and administrative expense during 1993 is also due in part to the Company's adoption of a new method of accounting for its Employee Stock Ownership Plan as discussed in Note 8 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.

    Interest Expense. The Company reduced its level of interest expense in 1993 as compared to 1992 primarily due to a lower level of bank debt during 1993. The Company's bank debt averaged $48.7 million during 1993 as compared to the $98.8 million associated with continuing operations during 1992. Such decrease was the result of the Company's sale of its West Virginia proved developed reserves in December 1992 for $32.6 million, the MGRI Equity Sale in July 1993 for $11.6 million and the sale of a total of $75 million of Senior Secured Notes in August and November 1993, and the utilization of the proceeds of each of these sales to prepay bank debt. Also, the Company reduced the amount of amortization of deferred bank debt charges during 1993 as compared to 1992, due to the accelerated amortization of such costs during 1993 and 1992 which are included in debt repayment expense as discussed below. These reductions to the Company's interest expense were partially offset by the interest expense on the Company's Senior Secured Notes issued during 1993 and due to the Company capitalizing less interest expense in 1993 as compared to 1992.

    The Company's bank debt balance averaged $140.5 million during 1992 compared to $174.3 million during 1991. Since $77.5 million of bank debt was repaid in July 1992 in connection with the MGRI Divestiture, the interest expense on such debt through such date was charged to discontinued operations. Therefore, the Company's bank debt balance associated with continuing operations averaged $98.8 million and $96.8 million during 1992 and 1991, respectively. The Company's interest expense for 1992 is higher than 1991 due to the increased amortization of deferred bank debt charges in 1992 and a lower level of interest expense capitalization during 1992 than during 1991. This more than offset the effect of the reduced average bank borrowing interest rate of 7.3% during 1992, compared to an average 9.4% rate during 1991.

    Debt Repayment Expense. Debt repayment expense for 1993 and 1992 includes the amortization of prepaid loan fees and costs associated with the Company's bank debt. The Company accelerated the amortization of such costs in connection with the significant reduction of, and amendments to, the Company's bank debt during such periods.

    Income Taxes. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") effective as of January 1, 1991. SFAS 109 represents a new method of accounting for income taxes, and generally requires that deferred taxes be provided using an asset and liability approach at currently enacted income tax rates. The adoption of SFAS 109 had no impact on net income for 1993, 1992 and 1991. The Company did not record a tax benefit associated with the losses incurred during 1993, 1992 and 1991, because a valuation allowance was provided for the deferred assets otherwise recorded.

DISCONTINUED OPERATIONS.

Discontinued operations reflect the results of the Company's Mountain Gas Resources subsidiary which owned and operated the majority of the Company's gas gathering, processing and marketing operations and which was sold in July 1992. The components of the results of discontinued operations are shown in the table below:

                                                               1992 (1)         1991
                                                             ---------       ----------
         Revenues:
             Sale of natural gas liquids                     $   6,982        $  12,135
             Transportation revenues                             4,509            8,953
             Sale of residue and other gas                      26,810           37,293
                                                               -------          -------
                 Total revenues                                 38,301           58,381
                                                               -------          -------

         Costs and expenses:
             Operating expense                                   5,437            8,820
             Gas purchases                                      24,895           35,216
             General and administrative expenses                 1,474            1,749
             Depreciation                                        2,100            3,414
             Interest expense                                    3,376            7,338
                                                               -------          -------
                 Total costs and expenses                       37,282           56,537
                                                               -------          -------
         Net income                                            $ 1,019          $ 1,844
                                                               =======          =======

         (1)     Reflects operations through July 16, 1992

The results from discontinued operations for 1992 include operations only through July 1992, while those for 1991 include operations for the entire year.

INFLATION.

In recent years inflation has not had a significant impact on the Company's operations. Although oil and gas prices have significantly fluctuated during such periods, the Company has generally experienced a decline in the costs incurred to acquire quality exploration and development prospects as well as in the costs of drilling and completing wells.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEPENDENT AUDITORS' REPORT





Presidio Oil Company:

We have audited the accompanying consolidated balance sheets of Presidio Oil Company and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the List of Documents Filed at Item 14. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidio Oil Company and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for its employee stock ownership plan effective January 1, 1993.



DELOITTE & TOUCHE
Denver, Colorado

February 15, 1994

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                     ASSETS




                                                             December 31,
                                                         --------------------
                                                           1993        1992
                                                         --------    --------
                                                             (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                              $ 13,559     $ 11,457
  Accounts receivable:
      Oil and gas sales                                     6,388        9,871
      Joint interest owners and other                       8,182        6,157
  Other                                                     2,394        1,404
                                                         --------     --------
      Total current assets                                 30,523       28,889
                                                         --------     --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties using full cost accounting:
      Subject to amortization                             480,911      449,742
      Not subject to amortization                          23,601       34,887
  Other                                                     3,611        3,636
                                                         --------     --------
      Total                                               508,123      488,265
  Less accumulated depletion,
     depreciation and amortization                        269,349      250,553
                                                         --------     --------

      Net property, plant and equipment                   238,774      237,712
                                                         --------     --------

OTHER ASSETS:
  Deferred charges                                          8,833        8,141
  Other                                                     2,290        2,217
                                                         --------     --------
      Total other assets                                   11,123       10,358
                                                         --------     --------
                                                         $280,420     $276,959
                                                         ========     ========



                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                      December 31,
                                                                            -----------------------------------
                                                                              1993                       1992
                                                                            --------                   --------
                                                                                      (in thousands)
CURRENT LIABILITIES:
  Accounts payable:
      Oil and gas sales                                                       $  4,739                 $  7,707
      Trade and other                                                           13,137                   11,066
  Accrued interest                                                               3,621                    4,462
  Accrued ad valorem and severance taxes                                         4,408                    7,717
  Other accrued liabilities                                                      1,798                    3,362
                                                                              --------                 --------
      Total current liabilities                                                 27,703                   34,314
                                                                              --------                 --------

BANK DEBT                                                                       15,000                   73,000
                                                                              --------                 --------

SENIOR SECURED NOTES                                                            75,000                        -
                                                                              --------                ---------

GAS INDEXED NOTES                                                              100,000                  100,000
                                                                              --------                ---------

CONVERTIBLE SUBORDINATED DEBENTURES                                             50,000                   50,000
                                                                              --------                 --------

OTHER NONCURRENT LIABILITIES                                                     9,152                    8,794
                                                                              --------                 --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A Common Stock, $.10 par value; 25,312,000
    and 25,216,000 outstanding at December 31, 1993
    and 1992, respectively                                                       2,532                    2,522
  Class B Common Stock, $.10 par value; 3,223,000
    and 3,319,000 outstanding at December 31, 1993
    and 1992, respectively                                                         322                      332
  Additional paid-in capital                                                   133,503                  133,896
  Deferred compensation                                                         (7,317)                  (7,657)
  Retained deficit                                                            (125,475)                (118,242)
                                                                              --------                 --------
      Total stockholders' equity                                                 3,565                   10,851
                                                                              --------                 --------
                                                                              $280,420                 $276,959
                                                                              ========                 ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                 1993                1992                1991
                                                               --------            --------            --------
                                                                   (in thousands, except per share amounts)

Oil and gas revenues                                           $ 47,476            $ 64,442            $ 95,151
   Less - direct costs:
    Lease operating                                              13,431              18,106              26,468
    Production taxes                                              2,931               4,259               5,887
    Depletion, depreciation and amortization                     18,357              25,984              37,235
    Reduction in the carrying value of
      oil and gas properties                                          -              15,000              68,000
                                                               --------            --------            --------
                                                                 12,757               1,093             (42,439)
                                                               --------            --------            --------

General and administrative expense                                5,326               6,410               8,892
                                                               --------            --------            --------

Other income (expense):
    Interest expense                                            (25,034)            (27,865)            (25,644)
    Debt repayment expense                                       (1,971)             (1,954)                  -
    Interest income                                                  31                 249                 380
    Other                                                           760               2,191                 483
                                                               --------            --------            --------
                                                                (26,214)            (27,379)            (24,781)
                                                               --------            --------            --------

Net loss from continuing operations                             (18,783)            (32,696)            (76,112)
Discontinued operations:
    Earnings from gas gathering,
       processing and marketing                                       -               1,019               1,844
    Gain on sale                                                 11,550               7,808                   -
                                                               --------            --------            --------
Net loss                                                       $ (7,233)           $(23,869)           $(74,268)
                                                               ========            ========            ========

Loss per share of Class A Common Stock:
    Loss from continuing operations                            $   (.70)           $  (1.13)           $  (2.65)
    Discontinued operations                                         .43                 .31                 .07
                                                               --------            --------            --------
    Loss per share                                             $   (.27)           $   (.82)           $  (2.58)
                                                               ========            ========            ========
Loss per share of Class B Common Stock:
    Loss from continuing operations                            $   (.70)           $  (1.23)           $  (2.75)
    Discontinued operations                                         .43                 .31                 .07
                                                               --------            --------            --------
    Loss per share                                             $   (.27)           $   (.92)           $  (2.68)
                                                               ========            ========            ========
Dividends per share of Class A Common Stock                    $      -            $    .10            $    .10
                                                               ========            ========            ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity


                                                  Class A                 Class B
                                               Common Stock            Common Stock         Additional  Deferred
                                            ------------------      ------------------        Paid-in   Compen-      Retained
                                            Shares      Amount      Shares      Amount        Capital     sation      Deficit
                                            ------      ------      ------      ------      ----------- ----------   ---------
                                                                                           (in thousands)

BALANCE, December 31, 1990                  26,899       $2,690       3,336       $334      $146,815    $(5,613)     $(20,105)
  Net loss                                       -            -           -          -             -          -       (74,268)
  Dividends on Class A
    Common Stock                                 -            -           -          -       (2,524)          -             -
  Exchange of Class A Common
    Stock for Class B Common
    Stock                                       17            2         (17)        (2)            -          -             -
  ESOP purchases of stock in excess
    of current year contributions                -            -           -          -             -     (1,228)            -
  Purchase of Treasury Shares               (1,733)        (173)          -          -       (7,952)          -             -
  Other                                          -           (1)          -          -          (30)          -             -
                                           -------       ------     -------      -----      --------   --------     ---------
BALANCE, December 31, 1991                  25,183        2,518       3,319        332       136,309     (6,841)      (94,373)
  Net loss                                       -            -           -          -             -          -       (23,869)
  Dividends on Class A
    Common Stock                                 -            -           -          -        (2,521)         -             -
  Issuance of Class A Common Stock              33            4           -          -           108          -             -
  ESOP purchases of stock in excess
    of current year contributions                -            -           -          -             -       (816)            -
                                           -------       ------     -------      -----      --------   --------     ---------
BALANCE, December 31, 1992                  25,216        2,522       3,319        332       133,896     (7,657)     (118,242)
  Net loss                                       -            -           -          -             -          -        (7,233)
  Difference between historical
    cost and fair market value
    of allocated ESOP shares                     -            -           -          -          (428)         -             -
  ESOP contribution in excess
    of ESOP stock purchases                      -            -           -          -             -        340             -
  Exchange of Class A Common Stock
    for Class B Common Stock                    96           10         (96)       (10)            -          -             -
  Other                                          -            -           -          -            35          -             -
                                           -------       ------     -------      -----      --------   --------     ---------
BALANCE, December 31, 1993                  25,312       $2,532       3,223       $322      $133,503    $(7,317)    $(125,475)
                                           =======       ======     =======      =====      ========   ========     =========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows



                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                 1993                1992                1991
                                                               --------            --------            --------
                                                                                (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                       $ (7,233)           $(23,869)           $(74,268)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depletion, depreciation and amortization                     18,856              29,446              41,988
    Reduction in the carrying amount of
       oil and gas properties                                         -              15,000              68,000
    Gain on sale of discontinued operations                     (11,550)             (7,808)                  -
    Amortization of debt issuance costs included
       in interest and debt repayment expense                     3,683               5,865               2,606
    Other                                                         1,897               1,655               2,878

    Changes in other assets and liabilities:
       Decrease (increase) in
          accounts receivable                                     1,458               7,291                (161)
       Increase in other current assets                          (2,347)               (287)               (272)
       Payment of loan fees                                      (4,375)             (2,588)               (814)
       Decrease (increase) in other
          noncurrent assets                                         (73)             (2,373)                770
       Decrease in accounts payable                                (897)             (2,583)             (6,458)
       Decrease in accrued
          interest and liabilities                               (5,714)             (3,051)             (1,260)
       Increase (decrease) in other
          noncurrent liabilities                                    358                (667)             (1,675)
                                                               --------            --------            --------
             Net cash provided by (used in)
                operating activities                           $ (5,937)           $ 16,031            $ 31,334
                                                               --------            --------            --------





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Continued)



                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                 1993                1992                1991
                                                               --------            --------            --------
                                                                                (in thousands)
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                     $(21,096)           $(18,559)           $(64,362)
Proceeds from asset sales                                        12,684             120,118              12,122
                                                               --------            --------            --------

         Net cash provided by (used in)
            investing activities                                 (8,412)            101,559             (52,240)
                                                               --------            --------            --------

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings of bank debt                                          61,900              71,503              92,355
Payments of bank debt                                          (119,900)           (186,003)            (63,800)
Other noncurrent financing                                         (549)             (5,838)             (4,926)
Purchase of treasury shares                                           -                   -              (8,125)
Issuance of Senior Secured Notes                                 75,000                   -                   -
Dividends on Class A Common Stock                                     -              (2,521)             (2,524)
                                                               --------            --------            --------

         Net cash provided by (used in)
            financing activities                                 16,451            (122,859)             12,980
                                                               --------            --------            --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           2,102              (5,269)             (7,926)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                        11,457              16,726              24,652
                                                               --------            --------            --------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $ 13,559            $ 11,457            $ 16,726
                                                               ========            ========            ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1993, 1992 and 1991



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements present the financial position of Presidio Oil Company and its wholly-owned subsidiaries (the "Company" or "Presidio").

Certain accounts for the years ended December 31, 1992 and 1991 have been reclassified to conform to the classifications for the year ended December 31, 1993.

The Company's Senior Subordinated Gas Indexed Notes, Senior Gas Indexed Notes and Senior Secured Notes (collectively the "Notes") are guaranteed by all significant subsidiaries of the Company (the "Guarantors"). Separate financial statements of the Guarantors are not included herein because the Guarantors have fully, unconditionally, jointly and severally guaranteed the Company's obligations with respect to the Notes and the Company (which is primarily a holding company and whose operating income is generated by its subsidiaries) has no separate operations of its own. The operations, assets, liabilities and equity of the subsidiaries of the Company that are not Guarantors are inconsequential.

Property, Plant and Equipment and Depletion, Depreciation and Amortization

The Company follows the full cost method of accounting for oil and gas producing activities whereby all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Sales of oil and gas properties are recorded as an adjustment of capitalized costs, with no gain or loss recognized. Capitalized costs are subject to a ceiling limitation test based on a computed value of the Company's present value of estimated future net revenues from proved reserves using current prices (with consideration of price changes only to the extent provided by contractual arrangements), discounted at 10%, after adjusting for tax effects at the end of each period. Due to the low oil and gas prices being received at certain times during 1992 and 1991, the Company was required to reduce the carrying value of its oil and gas properties by $15,000,000 and $68,000,000, respectively, in such years.

The provision for depletion, depreciation and amortization of oil and gas properties is calculated by multiplying current period oil and gas production by a rate which is determined by dividing capitalized oil and gas costs (except for costs of certain unevaluated acreage discussed below) plus estimated future development costs, by the quantities of estimated proved oil and gas reserves. The Company excludes investments in unevaluated acreage from costs to be amortized pending determination as to the existence of proved reserves on such acreage. The Company's unevaluated acreage is subject to a periodic review for impairment and, if necessary, the amount of impairment is included in the costs to be amortized. The Company capitalizes interest on unevaluated properties not subject to amortization. The Company capitalized interest of $1,278,000, $2,639,000, and $4,882,000 (out of total interest costs, including amounts associated with discontinued operations, of $26,312,000, $33,880,000 and $37,864,000) for the years ended December 31, 1993, 1992 and 1991, respectively.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Income Taxes

The Company files a consolidated income tax return and provides deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns (see Note 5).

Loss Per Common Share

Loss per common share is computed as follows:

                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                 1993                1992                1991
                                                               --------            --------            --------
                                                                   (in thousands, except per share amounts)
Weighted average number of common shares
  outstanding                                                    28,535              28,535              28,635
Less:  Weighted average number of unallocated
  shares held by the Company's Employee Stock
  Option Plan (see Note 8)                                       (1,479)                N/A (1)             N/A (1)
                                                               --------            --------            --------
                                                                 27,056              28,535              28,635
                                                               ========            ========            ========

Net loss from continuing operations                            $(18,783)           $(32,696)           $(76,112)
Dividends on Class A Common Stock                                     -              (2,521)             (2,524)
                                                               --------            --------            --------
Loss from continuing operations
  attributable to common shares after
  dividends on Class A Common Stock                             (18,783)            (35,217)            (78,636)
Discontinued operations                                          11,550               8,827               1,844
                                                               --------            --------            --------
Loss attributable to common shares after
  dividends on Class A Common Stock                            $ (7,233)           $(26,390)           $(76,792)
                                                               ========            ========            ========

Loss from continuing operations per
  share of Class B Common Stock                                $   (.70)           $  (1.23)           $  (2.75)
Dividends per share of Class A Common Stock                           -                 .10                 .10
                                                               --------            --------            --------
Loss from continuing operations
  per share of Class A Common Stock                            $   (.70)           $  (1.13)           $  (2.65)
                                                               ========            ========            ========

Discontinued operations per share of Class A
  and Class B Common Stock                                     $    .43            $    .31            $    .07
                                                               ========            ========            ========

Loss per share of Class A Common Stock                         $   (.27)           $   (.82)           $  (2.58)
                                                               ========            ========            ========

Loss per share of Class B Common Stock                         $   (.27)           $   (.92)           $  (2.68)
                                                               ========            ========            ========

(1) As of January 1, 1993 the Company adopted a new method of accounting for its Employee Stock Ownership Plan ("ESOP") which requires unallocated shares held by the ESOP to be excluded from outstanding shares for purposes of calculating loss per share. The N/A for the years ended December 31, 1992 and 1991 indicates that such new accounting method does not apply to such years and, therefore, the weighted average number of unallocated shares held by the ESOP for the years ended December 31, 1992 and 1991 of 1,324,000 and 1,032,000, respectively, were reflected as outstanding for purposes of calculating loss per common share.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Deferred Charges

The Company records the fees and expenses associated with its bank and public debt as deferred charges and amortizes such costs to interest expense over the life of the debt using the effective interest method. Debt repayment expense reflects the accelerated amortization of certain of such costs during the years ended December 31, 1993 and 1992.

Consolidated Statements of Cash Flows

The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Consolidated Statements of Cash Flows is $23,945,000, $29,365,000 and $28,901,000 of interest paid, including amounts paid associated with discontinued operations, net of amounts capitalized, during the years ended December 31, 1993, 1992 and 1991, respectively. During the year ended December 31, 1993, $99,770,000 of Senior Subordinated Gas Indexed Notes were exchanged for an equivalent amount of Senior Gas Indexed Notes (see Note 3); and, insofar as such exchange was a non-cash transaction, it was not reflected in the Consolidated Statements of Cash Flows.

Gas Balancing Arrangements

The Company uses the entitlement method of recording gas revenues. Under such method, sales are recorded based upon the Company's proportionate share of gas sold. The Company then records a receivable (payable) to the extent it sells less (more) than its proportionate share of the revenues. At December 31, 1993 and 1992, the Company had net gas balancing liabilities of $3,930,000 associated with approximately 2.1 billion cubic feet ("BCF") of gas and $4,170,000 associated with 2 BCF of gas, respectively.

2.  BANK DEBT

At December 31, 1993, the Company had bank debt of $15,000,000 outstanding under a $25 million revolving credit facility (the "Revolving Credit Facility"). The Company had $73,000,000 outstanding under an $80 million bank credit agreement at December 31, 1992. The substantial decrease in the Company's bank debt balance at December 31, 1993 as compared to December 31, 1992 is primarily due to repayments resulting from the sale of the Company's Senior Secured Notes as discussed in Note 3.

Borrowings under the Revolving Credit Facility are secured by mortgages on certain of the Company's oil and gas properties (the "Mortgaged Properties") and bear interest at either prime plus 1% or LIBOR plus 2 1/2%. Borrowings under the Revolving Credit Facility of up to $20 million may be utilized for developmental drilling and certain other operations related to the Company's proved hydrocarbon reserves and borrowings of up to $15 million may be used for seasonal working capital purposes. The Revolving Credit Facility requires (i) regular quarterly commitment reductions of approximately $1.56 million beginning on October 1, 1995 through July 1, 1999, (ii) additional commitment reductions equal to 100% of the proceeds realized from the sale of Mortgaged Properties, (iii) 75% of the proceeds realized from the sale of certain other assets to be utilized to develop hydrocarbon reserves, (iv) capital expenditures of not less than $5 million per annum during the three-year period ending October 1, 1996 in respect of the development of the Mortgaged Properties, and (v) the Company's ratio of bank debt to total capitalization (excluding the effect of any reduction in the carrying amount of oil and gas properties) to be no greater than .15 on the last day of each quarter, and its

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



ratio of each quarter's operating cash flow plus the net proceeds of asset sales to cash dividends, cash interest and scheduled debt payments due within the following quarter to be greater than 1.

At December 31, 1993, the estimated minimum principal repayments associated with the Revolving Credit Facility were $0, $10,000,000 $0, $0 and $313,000 in each of the years 1994 through 1998. However, subsequent to December 31, 1993 the Company fully prepaid the indebtedness outstanding under the Revolving Credit Facility with a portion of the proceeds from the sale of certain oil and gas properties as discussed in Note 14, and thus no repayments are due under the Revolving Credit Facility.

3.       GAS INDEXED NOTES; SENIOR SECURED NOTES

On August 6, 1993, the Company completed various transactions (the "Private Exchange") with certain holders (and their affiliates) (the "Holders") of the Company's Senior Subordinated Gas Indexed Notes Due 1999 (the "Old Notes"), pursuant to which a total of $75 million aggregate principal amount of the Old Notes was exchanged for an equivalent principal amount of the Company's newly-issued Senior Gas Indexed Notes Due 2002 (the "New Notes") and the Holders purchased $56.25 million aggregate principal amount of the Company's 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"). The net proceeds of the sale of the Senior Secured Notes were used to prepay $55 million of bank debt.

On November 30, 1993, the Company completed a public exchange offer (the "Exchange Offer") pursuant to which (i) $24.77 million of the $25 million of the Old Notes remaining after the Private Exchange were exchanged for an equivalent principal amount of the New Notes and (ii) $18.75 million of Senior Secured Notes were sold with the proceeds of such sale being used to prepay bank debt.

The terms of the New Notes are generally the same as those of the Old Notes, except that the New Notes: (i) rank pari passu with other senior debt of the Company (including bank debt and the Senior Secured Notes, as discussed below, which are also secured by mortgages on certain of the Company's oil and gas properties which provide preferential claims to such properties) and rank senior to the Old Notes; (ii) mature in 2002 and have no sinking fund requirements;
(iii) have a 15% maximum interest rate above which the 13.25% base interest rate may not be increased as a result of the gas indexing feature as discussed below (which is the same as that in the Old Notes), instead of the 18% maximum contained in the Old Notes; and (iv) are redeemable, at the option of the Company, at the prices (expressed as a percentage of principal amount) and during the indicated years beginning August 15: 1996 - 106%; 1997 - 103%; and 1998 - 100%. Both the Old Notes and New Notes bear interest at a base rate of 13.25% per annum. Concurrently with each quarterly interest payment the Company will pay to the holders additional interest, if any, based upon the amount by which the average gas spot price ("Average Spot Price") based upon spot gas prices published by Natural Gas Clearinghouse, Inc., exceeds $1.75 per million British Thermal Units (MMBTU) during a twelve-month period preceding such quarterly interest payment period up to a maximum overall interest rate of 15% per annum for the New Notes and 18% for the Old Notes. At December 31, 1993, the twelve-month Average Spot Price was $2.02 per MMBTU resulting in an interest rate of 13.925% per annum for the period February 16, 1994 to May 15, 1994.

The Senior Secured Notes: (i) rank pari passu with other senior debt of the Company (including bank debt and the New Notes) and rank senior to the Old Notes and the Company's Convertible Subordinated Debentures; (ii) are secured by a mortgage on certain of the Company's oil and gas properties, with the amount and type of such properties being subject to adjustment, based upon the value of the properties and

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



certain other factors; and (iii) are redeemable, at the option of the Company, at the prices (expressed as a percentage of principal amount) and during the indicated years beginning September 15: 1996 - 103%; 1997 -102%; 1998 - 101%;
and 1999 - 100%.

4.       CONVERTIBLE SUBORDINATED DEBENTURES

In February 1990 the Company issued $50,000,000 in aggregate principal amount of its 9% Convertible Subordinated Debentures Due 2015 (the "Convertible Subordinated Debentures"). The Convertible Subordinated Debentures are currently convertible at any time prior to redemption or maturity into Class A Common Stock, at a conversion price per share of $9.38, subject to adjustment. The Convertible Subordinated Debentures will be redeemable through the operation of a mandatory sinking fund pursuant to which on March 15 in each of the years 2000 to 2014 (the "Redemption Period") 5% of the outstanding principal amount of the Convertible Subordinated Debentures will be redeemed at 100% of the principal amount thereof plus accrued interest. At its option, the Company may make additional sinking fund payments in amounts sufficient to redeem annually up to an additional 10% of the outstanding principal amount of the Convertible Subordinated Debentures. The Convertible Subordinated Debentures are redeemable, otherwise than through the mandatory sinking fund, at the Company's option, at 107% of their principal amount plus accrued interest through March 15, 1994 and thereafter reducing by 1% each year to 100% of their principal amount plus accrued interest at March 15, 2000 and thereafter.

5.       INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") effective as of January 1, 1991. SFAS 109 represents a new method of accounting for income taxes, and it generally requires that deferred taxes be calculated using an asset and liability approach at currently enacted income tax rates. The adoption of SFAS 109 had no cumulative effect on the date of adoption or effect on net income for the year ended December 31, 1991. The Company recorded no benefit from income taxes during the years ended December 31, 1993, 1992 and 1991, because a valuation allowance was provided for the deferred assets otherwise recorded.

Actual tax expense (benefit) differs from the statutory rate as shown below:

                                                                          Years Ended December 31,
                                                      ------------------------------------------------------------
                                                             1993                  1992                  1991
                                                      -------------------   ------------------    ----------------
                                                      Amount        %       Amount       %        Amount       %
                                                      ------      -----     ------     -----      ------     -----
                                                                   (in thousands, except percent amounts)
Income tax based on Federal statutory rate            $(2,459)     (34.0)   $(8,115)    (34.0)    $(25,251)   (34.0)
Valuation allowance against deferred tax asset          2,459       34.0      8,115      34.0       25,251     34.0
                                                      --------   -------    -------    ------     --------   ------

    Total actual tax expense                          $     -         -     $     -         -     $     -         -
                                                      ========   =======    ========   =======    ========   =======

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



The components of the Company's tax assets and liabilities under SFAS 109 are shown below:

                                                                              December 31,
                                                            ------------------------------------------------
                                                              1993                1992                1991
                                                            --------            --------            --------
                                                                             (in thousands)
    Assets
    ------
    Net operating loss carryforwards                          $ 76,546            $ 65,493            $ 61,675
    Capital loss carryforwards                                       -                  23               1,088
    Statutory depletion carryforwards                            3,263               3,263               3,263
    Excess of financial statement depletion,
      depreciation and amortization over
      income tax amounts                                        55,934              53,294              35,814
    Investment tax credit carryforwards                            583                 610                 621
    Valuation allowance                                        (41,610)            (39,151)            (31,036)
                                                               -------            --------            --------
                                                                94,716              83,532              71,425
                                                               -------            --------            --------

    Liabilities
    -----------
    Intangible drilling costs and other costs
      capitalized for financial statement purposes
      and deducted for income tax purposes                      92,985              81,914              69,595
    Other                                                        1,731               1,618               1,830
                                                               -------            --------            --------
                                                                94,716              83,532              71,425
                                                               -------            --------            --------
                                                               $     -            $      -            $      -
                                                               =======            ========            ========

At December 31, 1993 the Company had net operating loss carryforwards for income tax purposes of approximately $225,136,000 expiring 1994 through 2008 if not previously utilized. The Company's net operating losses are subject to various restrictions that could significantly limit their utilization. The Company has investment tax credit carryforwards of approximately $583,000 expiring 1994 through 2000 if not previously utilized. The Company also has statutory depletion carryforwards of approximately $9,596,000 which may be carried forward until utilized.

6.  COMMON STOCK

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of Class B Common Stock is convertible into one share of Class A Common Stock. Both classes of common stock are $.10 par value per share. There are 80,000,000 authorized shares of Class A Common Stock and 20,000,000 authorized shares of Class B Common Stock.

From July 1987 through December 1992, the Company paid a quarterly cash dividend of $.025 on its Class A Common Stock. In January 1993 the Company announced the elimination of Class A Common Stock dividends. If cash dividends are paid on Class B Common Stock, a cash dividend must also be paid on Class A Common Stock in an amount equal to 110% of the per share amount of the cash dividend paid on Class B Common Stock. The Company's ability to pay dividends is subject to the provisions of certain covenants contained in the Revolving Credit Facility and the indentures relating to the New Notes and the Old Notes. Holders of Class A Common Stock are entitled to one-twentieth of one vote per share and holders of Class B Common Stock are entitled to one vote per share.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)




The Class B Common Stock is subject to certain restrictions on transfer designed to prevent the sale of "control blocks" of Class B Common Stock at a premium price not available to all holders of Class A Common Stock and Class B Common Stock. No transfer of Class B Common Stock may be made (i) if the transferee thereof would, as a result of such transfer, have acquired from such transferor, within the last twelve months, in excess of 15% of the total voting power of all outstanding shares of the Class A Common Stock and the Class B Common Stock, (a "Control Block"), and (ii) if any of the shares held by the transferee comprising the Control Block were acquired by such transferee within twelve months of the proposed transfer at a price in excess of the market price when acquired; unless such transferee, concurrently with the proposed transfer, offers to purchase all of the outstanding shares of both the Class A Common Stock and the Class B Common Stock at a price not less than the highest price per share paid, within twelve months of the proposed transfers by such transferee, to the transferor with respect to any of the shares comprising the Control Block. Presidio can refuse to recognize any transfer of shares made in violation of this limitation, including for purposes of voting and dividend rights, and to require the sale of any such shares. Except for this limitation, shares of both the Class A Common Stock and the Class B Common Stock are freely transferable.

In the fiscal year ended June 30, 1986, George P. Giard, Jr., Chairman of the Board and Chief Executive Officer of the Company, purchased for $90,000 a warrant to acquire 120,000 shares of the Company's common stock at an exercise price of $4.00 per share which was the market value of the common stock on the date of purchase. Such warrant, which expires in 1997, has been subsequently adjusted for a 10% stock dividend and during 1993 was amended and restated such that the warrant now provides for the acquisition of 94,091 shares of Class B Common Stock and 9,409 shares of Class A Common Stock at a price of $3.64 per share and 16,206 shares of Class B Common Stock and 1,621 shares of Class A Common Stock at $2.50 per share.

During the six month period ended December 31, 1987, George P. Giard, Jr., and Robert L. Smith, President and Chief Operating Officer of the Company, purchased warrants from the Company for $75,000 and $40,000, respectively. These warrants, which expire in 1997, were to acquire 75,000 shares and 40,000 shares of the Company's Class B Common Stock at an exercise price of $4.625 per share, which equalled or exceeded the market value of such stock on the date of purchase. During 1993 Mr. Giard's and Mr. Smith's warrants were amended and restated and now provide for Mr. Giard to acquire 46,912 shares of Class B Common Stock at $2.50 per share and Mr. Smith to acquire 20,000 shares of Class B Common Stock at $4.625 per share and 10,811 shares of Class B Common Stock at $2.50 per share.

During 1993 Christopher S. Hardesty, Treasurer and Chief Financial Officer of the Company, purchased for $2,000 a warrant to acquire 15,000 shares of the Company's Class A Common Stock at an exercise price of $1.0625 per share, which equalled or exceeded the market value of such stock on the date of purchase. This warrant expires ten years after the date of purchase.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



The Company also has issued warrants to acquire: (i) 150,000 shares of Class A Common Stock at $7.125 per share which expire in 1999; (ii) 10,000 shares of Class A Common Stock at $7.00 per share which expire in 1995; (iii) 10,000 shares of Class A Common Stock at $10.00 per share which expire in 1995; and
(iv) 50,000 shares of Class B Common Stock at $4.625 per share which expire in 1997.

During 1991 the Company purchased (and returned to authorized but unissued shares) 1,733,000 shares of its Class A Common Stock for $8,125,000. The Company also returned to authorized but unissued shares the balance of its treasury stock.

7.  RELATED PARTY TRANSACTIONS

In connection with the sale of Mountain Gas Resources ("MGRI") (see Note 12), George P. Giard, Jr. and Robert L. Smith entered into consulting agreements with MGRI which provided for Mr. Giard and Mr. Smith to provide consulting services to MGRI for a minimum period of two years; and, in respect of such consulting services, they each received options to purchase 6,000 shares of Class A Common Stock of MGRI at an exercise price of $60.00 per share. In July 1993 Mr. Giard and Mr. Smith each received proceeds of $281,000 as a result of the sale of such options in connection with the MGRI Equity Sale.

See Note 6 for information as to the purchase of warrants from the Company by certain of the Company's officers.

8.  BENEFIT PLANS

On May 17, 1990 the Company's stockholders amended the 1985 Incentive and Non-Qualified Stock Option and Stock Appreciation Rights Plan. Under such amended plan, options to purchase up to 6,000,000 shares of the Company's Class A Common Stock or Class B Common Stock may be granted to key employees at an exercise price not less than the market price of the stock at the date of grant. The amended plan also allows for the issuance of stock appreciation rights in conjunction with the issuance of options to key employees and provides for granting of non-qualified stock options or incentive stock options. The Compensation Committee of the Board of Directors determines the number of options and exercise prices under which stock options or stock appreciation rights are issued. At December 31, 1993, no stock appreciation rights had been granted. The stock options either: (i) vest incrementally over four years; or (ii) vest after one year but are not exercisable until the closing price of the Company's Class B Common Stock has been $6.00 per share or greater for sixty consecutive trading days.

The Company's stockholders approved Non-Employee Director Stock Option Plans which granted options to purchase up to 294,900 shares of the Company's Class B Common Stock to non-employee directors. Stock options granted under these plans: (i) vest incrementally over four years; or (ii) vest after one year but are not exercisable until the closing price of the Company's stock has been $6.00 per share or greater for sixty consecutive trading days. These options were granted at an exercise price of not less than the market price of the stock on the date of grant and expire after ten years.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



At December 31, 1993 and 1992 options to purchase shares of common stock were as follows:

                                                     Class A Common Stock                   Class B Common Stock
                                                ------------------------------         ------------------------------
                                                          December 31,                          December 31,
                                                ------------------------------         ------------------------------
                                                   1993                1992               1993                1992
                                                ----------          ----------         ----------          ----------

Employee Stock Option Plan (1)
- --------------------------
   At year end -
   Options outstanding (2)                         954,500              11,500            873,600           1,268,000
   Options exercisable                              11,500              11,500            569,000             789,000
   Option price                                $1.06-$4.09         $3.64-$4.09        $2.50-$6.00         $3.64-$6.38

Non-Employee Director Stock Option Plans (1)
- ----------------------------------------
   At year end -
   Options outstanding (3)                               -                   -           294,900             399,000
   Options exercisable                                   -                   -           184,800             266,000
   Option price                                $         -         $         -       $2.50-$4.75         $4.63-$6.38

         (1) No options have been exercised under either the Employee Stock Option Plan or the Non-Employee Director Stock Option Plans during the years ended December 31, 1993, 1992 and 1991.
         (2) Of which at December 31, 1993 and 1992 options to purchase 287,000 shares and 310,000 shares, respectively, of Class B Common Stock are not exercisable until the Company's Class B Common Stock has been $6.00 per share or greater for sixty consecutive trading days.
         (3) Of which at December 31, 1993 and 1992 options to purchase 90,000 shares of Class B Common Stock are not exercisable until the Company's Class B Common Stock has been $6.00 per share or greater for sixty consecutive trading days.

The Company has an Employee Stock Ownership Plan ("ESOP") which allows the Company to make contributions as determined each year by the Compensation Committee of the Company's Board of Directors. The ESOP is leveraged with loans provided by the Company. Shares are allocated to participants based on the principal payments made each year in respect of such loans by the ESOP. All full-time employees are eligible to participate in the ESOP after one year of service. The amounts charged to general and administrative expense in connection with the ESOP for the years ended December 31, 1992 and 1991 were based upon the historical cost paid by the ESOP for the shares contributed to the participant accounts during such years. Effective January 1, 1993 the Company adopted a new method of accounting for the ESOP which requires the amounts charged to expense (which is associated with the shares contributed each year to the participants accounts) to be based on the market price of the Company's Common Stock, with the difference between the historical cost paid by the ESOP for such shares and the average market price of the Company's Common Stock, to be charged to additional paid-in capital. In addition, George P. Giard, Jr. and Robert L. Smith receive retirement benefits from the Company under a supplemental employee retirement plan ("SERP") in excess of the contributions which may be made on their behalf by the Company to the ESOP. The total amounts charged to general and administrative expense in connection with the ESOP and the SERP for the years ended December 31, 1993, 1992 and 1991, were $438,000, $1,056,000 and
$1,339,000, respectively.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



At December 31, 1993 the ESOP held the following shares of Common Stock:

         Shares of Common Stock allocated to participants accounts           679,000
         Shares of Common Stock committed to be released to
            participants accounts in connection with such years
            contribution                                                     220,000
         Unallocated shares of Common Stock held for future
            years contributions                                            1,621,000
                                                                           ---------

                                                                           2,520,000
                                                                           =========

The fair market value of the unallocated shares of Common Stock held for future contributions totaled $3.3 million at December 31, 1993.

9.       COMMITMENTS AND CONTINGENCIES

The Company has lease commitments for various office facilities and computer equipment. Future minimum annual rental payments required under such leases for the years ending December 31, 1994 through 1998 and thereafter will be $1,387,000, $1,020,000, $752,000, $667,000, $535,000 and $134,000,
respectively. Such annual rental payments for the years ended December 31, 1993, 1992 and 1991 totaled $1,025,000, $1,291,000 and $2,459,000, respectively.

See Note 13 concerning the letter of credit that the Company entered into in connection with the sale of its West Virginia proved developed reserves and associated gathering systems.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires disclosure in respect of the fair value of various financial instruments owned or issued by the Company. The estimated fair values of such financial instruments are as follows:

                                                      December 31, 1993               December 31, 1992
                                                  -------------------------       -------------------------
                                                  Carrying          Fair          Carrying          Fair
                                                  Amount           Value  (1)     Amount           Value  (1)
                                                  ------          -------         ------          -------
                                                                       (in thousands)

Cash and cash equivalents (2)                     $ 13,559        $ 13,559        $ 11,457        $11,457
Long-term bank debt (3)                             15,000          15,000          73,000         73,000
Senior Secured Notes (4)                            75,000          77,625               -              -
Senior Gas Indexed Notes (4)                        99,770         104,758               -              -
Senior Subordinated Gas Indexed Notes (4)              230             237         100,000         74,000
9% Convertible Subordinated Debentures (4)          50,000          42,875          50,000         27,750
Letters of Credit (5)                                    -             788               -            834

The following methods and assumptions were used to estimate the fair value for each class of financial instruments:

(1) The fair value is an estimate and does not necessarily represent the amount that would be paid in an actual sale.
(2) The carrying amount approximates fair value because of the short maturity of those instruments.
(3) The carrying amount approximates fair value because such debt is secured by a portion of the Company's oil and gas assets and bears interest at the prime rate plus 1% which approximates current market conditions.
(4)      The fair value was estimated based on quoted market prices.
(5) The fair value was estimated based on the fees to be incurred in connection with the letters of credit since, under present circumstances, no amounts will be required to be drawn against such letters of credit.

11.      MAJOR PURCHASERS

Sales to two purchasers of $11,541,000 and $9,078,000 accounted for 24% and 19%, respectively, of the Company's oil and gas revenues during the year ended December 31, 1993. Sales to two purchasers of $12,423,000 and $9,088,000 accounted for 19% and 14%, respectively, of the Company's oil and gas revenues during the year ended December 31, 1992. Sales to two purchasers of $10,665,000 and $10,613,000 each accounted for 11% of the Company's oil and gas revenues during the year ended December 31, 1991. A discontinuance of oil and gas sales to these two purchasers would not have a material impact on the Company's operations because the Company believes that a number of other companies are available to purchase its oil and gas production.

12.      DISCONTINUED OPERATIONS

In July 1992 the Company completed a transaction with MS Gas Resources, Inc., a newly-formed subsidiary of The Morgan Stanley Leveraged Equity Fund II, L.P. (the "Morgan Stanley Fund"), pursuant to which the Company's wholly-owned subsidiary, Mountain Gas Resources, Inc., was merged into MS Gas Resources (the "MGRI Divestiture") whose name was then changed to Mountain Gas Resources, Inc. ("MGRI"). Prior to the MGRI Divestiture, Mountain Gas Resources owned and operated all of the Company's natural gas gathering and processing facilities in the Green River Basin in southwestern Wyoming and marketed natural gas and natural gas liquids. The cash consideration received in the MGRI Divestiture was $80.7 million; and, as adjusted for working capital, capital expenditures and other items, resulted in net cash proceeds of $77.5 million which was used to prepay an equivalent amount of bank debt. Also, in connection with the MGRI Divestiture, the Company received an equity interest in MGRI. Such interest provided the Company with the

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



right to share in any profits realized upon a subsequent sale of MGRI prior to December 31, 1996. In July 1993 the Company received $11.6 million from the sale (the "MGRI Equity Sale") of such equity interest in MGRI. The proceeds of the MGRI Equity Sale were used to prepay an equivalent amount of the Company's bank debt.

The MGRI Divestiture and the MGRI Equity Sale have been recorded as a sale of a segment of the Company's business. Accordingly, the gas gathering, processing and marketing operations of Mountain Gas Resources prior to the MGRI Divestiture (which includes interest expense of $3,376,000 and $7,338,000 for the years ended December 31, 1992 and 1991, respectively, that was associated with the $77.5 million of bank debt that was repaid with the net cash proceeds of the MGRI Divestiture), as well as the gain on the sale of MGRI Divestiture and the MGRI Equity Sale have been reflected in the Company's Consolidated Statements of Operations as discontinued operations. Such discontinued operations had revenues of $38,301,000 and $58,381,000 for the years ended December 31, 1992 and 1991, respectively (including $941,000 and $2,510,000 of intercompany sales).

13.      WEST VIRGINIA PROPERTY SALE

In December 1992 the Company completed the sale of the common stock of its wholly-owned subsidiaries, Peake Energy, Inc. and Peake Operating Company (the "Subsidiaries"), to Belden & Blake Acquisition, Inc. ("Belden & Blake"). The proceeds of the transaction totaled $35 million; and, after adjustments for capital expenditures, net operating cash flow and other items, the net cash proceeds were $32.6 million, which were utilized to repay bank and other indebtedness of the Company. The Subsidiaries held assets which included approximately 43 BCF of proved developed gas reserves and associated gathering systems, as well as 50,000 barrels of oil reserves located in West Virginia.

The Company retained approximately 28 BCF of proved undeveloped gas reserves and over 90,000 net undeveloped acres in West Virginia subsequent to the sale, and such reserves and acreage will be developed by the Company and Belden & Blake in accordance with a joint drilling participation agreement. This agreement gives Belden & Blake the option to participate, to the extent of 50% of the Company's interest (or more by mutual consent), in the development of such reserves and acreage. The consideration for Belden & Blake's participation in each well drilled pursuant to the joint drilling participation agreement is (i) payment of its share of drilling and completion costs, (ii) payment to the Company of an additional $90 per net acre for its share of the drillsite acreage allocated to each such well and (iii) payment to the Company of an overriding royalty of 3.125% (proportionately reduced) in accordance with its net interest in the revenues attributable to each such well. The Company believes that virtually all of its proved undeveloped gas reserves and unproved undeveloped acreage will be fully developed prior to the termination of the joint drilling participation agreement in 2008; however, the agreement provides that 50% of any such reserves and/or acreage that might be retained by the Company as of such termination date would be conveyed to Belden & Blake for no additional consideration.

A portion of the gas reserves sold to Belden & Blake is subject to a long-term gas contract providing for prices above the current spot market price for West Virginia gas. In connection with the sale, the Company guaranteed certain minimum levels of performance, on an annual basis, by the gas purchaser under this contract such that should performance under this contract be less than the levels guaranteed by the Company, Belden & Blake can draw on a letter of credit entered into by the Company. During the years ending April 1, 1994 through 1999, respectively, the following amounts can be drawn by Belden & Blake on such letter of credit: $1,942,000, $1,877,000, $1,790,000, $1,735,000,
$1,692,000 and $1,656,000.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



14.      EVENTS SUBSEQUENT TO DECEMBER 31, 1993

In January 1994 the Company realized $22 million as a result of certain oil and gas property sales, including $7 million from its ongoing program to sell miscellaneous small, non-operated oil and gas properties, as well as $15 million from the sale of a 50% interest in a partly- developed gas field in Louisiana. Approximately $5 million of the net cash proceeds from these sales was utilized to prepay all of the outstanding indebtedness under the Revolving Credit Facility and the remaining $17 million was added to the Company's working capital and will be utilized to fund a portion of the Company's 1994 capital expenditure program.

15.      OIL AND GAS COST AND RESERVE INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

The Company's oil and gas operations are conducted entirely in the United States. Aggregate capitalized costs relating to such operations and related accumulated depletion, depreciation and amortization are as follows:

                                                                         December 31,
                                                                 -----------------------------
                                                                    1993                1992
                                                                 ----------          ---------
                                                                        (in thousands)
    Oil and gas properties:
      Proved                                                     $ 477,756           $ 446,569
      Unproved:
      Subject to amortization                                        3,155               3,173
      Not subject to amortization                                   23,601              34,887
      Accumulated depletion,
        depreciation and amortization                             (267,254)           (248,897)
                                                                 ---------           ---------

      Net oil and gas properties                                 $ 237,258           $ 235,732
                                                                 =========           =========

Results of Operations for Oil and Gas Producing Activities

                                                                            Years Ended December 31,
                                                                 --------------------------------------------------
                                                                    1993                1992                1991
                                                                 ----------          ----------          ----------
                                                                                   (in thousands)

   Revenues                                                       $ 47,476            $ 64,442            $ 95,151 (1)
   Production costs                                                (16,362)            (22,365)            (32,355)
   Depletion, depreciation and amortization                        (18,357)            (25,984)            (37,235)
   Reduction in the carrying value of
     oil and gas properties                                              -             (15,000)            (68,000)
                                                                 ---------            --------            --------
   Results of operations before tax                                 12,757               1,093             (42,439)
   Income tax expense                                                    -                   -                   -
                                                                  --------            --------            --------
   Results of operations for oil
     and gas producing activities                                 $ 12,757            $  1,093            $(42,439)
                                                                  ========            ========            ========

   (1) Includes $10,248,000 of revenues associated with the Company's oil hedging arrangements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Costs Incurred in Oil and Gas Producing Activities

Costs incurred in oil and gas operations and related depletion, depreciation and amortization per equivalent barrel are as follows:

                                                                          Years Ended December 31,
                                                               ------------------------------------------------
                                                                 1993                1992                1991
                                                               --------            --------            --------
                                                                  (in thousands, except per barrel amounts)
    Property acquisition costs:
      Proved                                                   $ 1,003             $   306             $ 4,726
      Unproved                                                   1,571               4,343              12,350
                                                               -------             -------             -------
                                                               $ 2,574             $ 4,649             $17,076
                                                               =======             =======             =======

    Exploration costs                                          $ 2,965             $ 3,963             $11,482
                                                               =======             =======             =======

    Development costs                                          $15,478             $ 7,262             $26,064
                                                               =======             =======             =======

    Depletion, depreciation and amortization                   $18,357             $25,984             $37,235
                                                               =======             =======             =======

    Depletion, depreciation and amortization
      per equivalent barrel                                    $  4.60             $  5.08             $  5.57
                                                               =======             =======             =======

    Reduction in the carrying value of
      oil and gas properties                                   $     -             $15,000             $68,000
                                                               =======             =======             =======

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

Reserve information presented below is based upon reports reviewed by the Company's independent petroleum engineering firms. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Net quantities of proved reserves and proved developed reserves of oil (including condensate and natural gas liquids) and gas for the Company as of the beginning and the end of the years ended December 31, 1993, 1992 and 1991, as well as the changes in proved reserves during such periods, are set forth in the tables below.


                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                 1993   (2)          1992                1991
                                                               --------            --------            --------

Oil reserves (thousands of barrels):
- -----------------------------------

    Proved oil reserves, beginning of period                    13,863              15,938              21,744
    Revisions of previous estimates                                304                (766)               (928)
    Extensions, discoveries and other additions                    397               1,329               1,694
    Purchases of reserves in place                                 113                 432                 337
    Sales of reserves in place                                    (205)             (1,193)             (4,111)
    Production                                                  (1,436)             (1,877)             (2,798)
                                                               -------             -------             -------

    Proved oil reserves, end of period                          13,036              13,863              15,938
                                                               =======             =======             =======

    Proved developed oil reserves, end of period                 9,942              10,001              12,558
                                                               =======             =======             =======

Gas reserves (MMCF):
- ------------------

    Proved gas reserves, beginning of period                   268,871              251,190            265,097
    Revisions of previous estimates                             15,450               14,665             (9,533)
    Extensions, discoveries and other additions                 31,113               68,892             22,263
    Purchases of reserves in place                               5,618                5,226                685
    Sales of reserves in place                                  (2,758)             (51,695)            (4,019)
    Production                                                 (15,340)             (19,407)           (23,303)
                                                               -------             --------            -------

    Proved gas reserves, end of period (1)                     302,954              268,871            251,190
                                                               =======             ========            =======

    Proved developed gas reserves, end of period               164,530              131,164            163,351
                                                               =======             ========            =======

    (1) Includes proved undeveloped gas reserves at December 31, 1993 and 1992 of 27.5 BCF and 28.1 BCF, respectively, which are subject to a joint drilling participation agreement as discussed in Note 13.
    (2) Includes proved reserves sold subsequent to December 31, 1993 of 26.3 BCF of gas and 1.4 MMBbls of oil, of which 11.4 BCF of gas and 1 MMBbls of oil were proved developed reserves.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

Future net cash flows presented below are computed using period-end prices and costs with consideration of price changes only to the extent provided by contractual arrangements. Future income tax expenses are estimated after consideration of statutory tax rates, permanent differences and tax credits. Future general and administrative expenses and interest expense have not been considered.

                                                                        Years Ended December 31,
                                                               ------------------------------------------------
                                                                 1993   (2)           1992               1991
                                                               --------             --------           --------
                                                                                 (in thousands)

    Future oil and gas sales                                   $848,193            $811,097            $789,586
    Future production costs                                     241,204             216,166             277,045
    Future development costs                                     68,172              70,289              62,751
                                                               --------            --------            --------
    Future net cash flows before income tax                     538,817             524,642             449,790
    Discount at 10% per annum                                   244,167             239,731             206,852
                                                               --------            --------            --------
    Discounted future net cash flows
      before income taxes (1)                                   294,650             284,911             242,938
    Future income taxes, discounted
      at 10% per annum                                           33,011              32,687               8,619
                                                               --------            --------            --------
    Standardized measure of discounted
      future net cash flows, after tax                         $261,639            $252,224            $234,319
                                                               ========            ========            ========

(1) Includes proved undeveloped gas reserves at December 31, 1993 and 1992 with a present value of future net revenues discounted at 10% of $3,260,000 and $10,857,000, respectively, which are subject to a joint drilling participation agreement as discussed in Note 13.
(2) Includes proved reserves sold subsequent to December 31, 1993 having future net revenues before income taxes, discounted at 10% per annum, of $36.1 million.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Standardized Measure of Discounted Future Net Cash Flows, After Tax (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows, after tax, excluding oil and gas properties held for resale:

                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                 1993                1992                1991
                                                               --------            --------            --------
                                                                                (in thousands)

    Beginning of period                                        $252,224            $234,319            $ 350,516

    Sales and transfers of oil and gas
      produced, net of production costs                         (31,114)            (42,077)             (62,796)

    Sales of reserves in place                                   (2,737)            (45,019)             (18,403)

    Purchases of reserves in place                                5,783               8,026                2,966

    Net changes in price and
      production costs                                          (18,931)             39,865             (107,472)

    Extensions, discoveries and improved
      recovery, less related costs                               25,356              68,817               20,223

    Previously estimated development
      costs incurred during the year                              7,216               2,385                7,638

    Revisions of previous quantity estimates                     15,036               9,241               (6,725)

    Accretion of discount                                        28,491              24,294               25,263

    Net change in income taxes                                     (324)            (24,068)              53,497

    Changes in production rates and other                       (19,361)            (23,559)             (30,388)
                                                               --------            --------            ---------

    End of period                                              $261,639            $252,224            $ 234,319
                                                               ========            ========            =========

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                        First      Second       Third        Fourth
                                                       Quarter     Quarter      Quarter      Quarter       Total
                                                       -------     -------      -------      -------       -----
                                                                (in thousands, except per share amounts)

Year ended December 31, 1993: (4)
     Oil and gas revenues                             $ 12,329     $ 12,352     $ 10,963     $ 11,832     $ 47,476
     Gross profit                                        3,465        3,816        2,233        3,243       12,757
     Net loss from continuing operations                (3,775)      (3,564)      (7,055)      (4,389)     (18,783)
     Net earnings (loss)                                (3,775)      (3,564)       4,495 (3)   (4,389)      (7,233)
     Net loss from continuing operations per share
       of Class A Common Stock                            (.14)        (.13)        (.26)        (.16)        (.70)
     Net loss from continuing operations per share
       of Class B Common Stock                            (.14)        (.13)        (.26)        (.16)        (.70)
     Earnings (loss) per share of Class A Common Stock    (.14)        (.13)         .17         (.16)        (.27)
     Earnings (loss) per share of Class B Common Stock    (.14)        (.13)         .17         (.16)        (.27)

Year ended December 31, 1992:
     Oil and gas revenues                             $ 16,668     $ 15,822     $ 16,098     $ 15,854     $ 64,442
     Gross profit (loss)                               (12,542) (1)   3,803        4,274        5,558        1,093
     Net loss from continuing operations               (21,318)      (4,516)      (3,642)      (3,220)     (32,696)
     Net earnings (loss)                               (20,402)      (4,463)       4,216 (2)   (3,220)     (23,869)
     Net loss from continuing operations per share
       of Class A Common Stock                            (.74)        (.15)        (.12)        (.11)       (1.13)
     Net loss from continuing operations per share
       of Class B Common Stock                            (.77)        (.18)        (.15)        (.13)       (1.23)
     Earnings (loss) per share of Class A Common Stock    (.71)        (.16)         .15         (.11)        (.82)
     Earnings (loss) per share of Class B Common Stock    (.74)        (.18)         .13         (.13)        (.92)

Year ended December 31, 1991:
     Oil and gas revenues                             $ 24,926     $ 23,994     $ 22,698     $ 23,533     $ 95,151
     Gross profit (loss)                               (18,905) (1) (14,989) (1)   5,884      (14,429) (1) (42,439)
     Net loss from continuing operations               (27,134)     (23,452)      (2,328)     (23,198)     (76,112)
     Net loss                                          (27,040)     (23,902)      (1,755)     (21,571)     (74,268)
     Net loss from continuing operations per share
       of Class A Common Stock                            (.94)        (.82)        (.08)        (.81)       (2.65)
     Net loss from continuing operations per share
       of Class B Common Stock                            (.96)        (.84)        (.10)        (.84)       (2.75)
     Loss per share of Class A Common Stock               (.93)        (.83)        (.06)        (.75)       (2.58)
     Loss per share of Class B Common Stock               (.96)        (.86)        (.08)        (.78)       (2.68)

(1) Due to low oil and gas prices which were being received during these periods, the Company was required to reduce the carrying value of its oil and gas properties (see Note 1).
(2) Includes a $7.8 million gain on the divestiture of the Company's discontinued gas gathering, processing and marketing operations (see
         Note 12).
(3) Includes a $11.6 million gain on the sale of the Company's remaining equity interest in its discontinued gas gathering, processing and marketing operations (see Note 12).
(4) Per share amounts have been restated for the first three quarters of 1993 due to a change of accounting method adopted by the Company during the fourth quarter of 1993 (see Notes 1 and 8).

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Schedule V - Property, Plant and Equipment
              For the Years Ended December 31, 1993, 1992 and 1991




                                               Balance at                   Retirements                       Balance
                                               Beginning      Additions         and                           at End
                                               of Period       at Cost         Sales            Other        of Period
                                               ----------     ---------     -----------        -------       ---------
                                                                         (in thousands)

YEAR ENDED DECEMBER 31, 1993:
  Oil and gas properties                        $484,629       $ 21,017      $  (1,134)       $       -       $504,512
  Gas gathering and processing systems               911              -             (5)               -            906
  Other properties                                 2,725             79            (99)               -          2,705
                                                --------       --------      ---------        ---------       --------
                                                $488,265       $ 21,096      $  (1,238)       $       -       $508,123
                                                ========       ========      =========        =========       ========


YEAR ENDED DECEMBER 31, 1992:
  Oil and gas properties                        $499,697       $ 15,874      $ (30,942) (1)   $       -       $484,629
  Gas gathering and processing systems            88,508          2,426        (90,023) (2)           -            911
  Other properties                                 4,666            259         (2,200)               -          2,725
                                                --------       --------      ---------        ---------       --------
                                                $592,871       $ 18,559      $(123,165)       $       -       $488,265
                                                ========       ========      =========        =========       ========


YEAR ENDED DECEMBER 31, 1991:
  Oil and gas properties -
   Retained                                     $451,797       $ 54,622      $ (12,122)        $  5,400       $499,697
   Held for resale                                 5,400              -              -           (5,400)             -
  Gas gathering and processing systems            80,121          8,711           (324)               -         88,508
  Other properties                                 3,743          1,029           (106)               -          4,666
                                                --------       --------      ---------        ---------       --------
                                                $541,061       $ 64,362      $ (12,552)       $       -       $592,871
                                                ========       ========      =========        =========       ========

(1) $20.4 million relates to the sale of the Company's proved developed gas reserves in West Virginia as discussed in Note 13.
(2) Relates to the divestiture of the Company's discontinued gas gathering, processing and marketing operations as discussed in Note 12 and its gathering systems in West Virginia as discussed in Note 13.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
             Schedule VI - Accumulated Depletion, Depreciation and
                 Amortization of Property, Plant and Equipment
              For the Years Ended December 31, 1993, 1992 and 1991




                                              Balance at        Additions       Retirements         Balance
                                              Beginning        Charged to           and              at end
                                              of Period          Income            Sales           of Period
                                              ----------       ----------       -----------        ---------
                                                                      (in thousands)

YEAR ENDED DECEMBER 31, 1993:

   Oil and gas properties                       $248,897          $ 18,357        $       -         $267,254
   Gas gathering and processing systems              161                76                -              237
   Other properties                                1,495               423              (60)           1,858
                                                --------          --------         --------         --------
                                                $250,553          $ 18,856         $    (60)        $269,349
                                                ========          ========         ========         ========


YEAR ENDED DECEMBER 31, 1992:

   Oil and gas properties                       $207,913          $ 40,984        $       -         $248,897
   Gas gathering and processing systems           10,662             2,759          (13,260) (1)         161
   Other properties                                2,086               703           (1,294)           1,495
                                                --------          --------         --------         --------
                                                $220,661          $ 44,446         $(14,554)        $250,553
                                                ========          ========         ========         ========


YEAR ENDED DECEMBER 31, 1991:

   Oil and gas properties                       $102,678          $105,235         $      -         $207,913
   Gas gathering and processing systems            6,596             4,071               (5)          10,662
   Other properties                                1,487               682              (83)           2,086
                                                --------          --------          -------         --------
                                                $110,761          $109,988          $   (88)        $220,661
                                                ========          ========          =======         ========

(1) Relates to the divestiture of the Company's discontinued gas gathering, processing and marketing operations as discussed in Note 12 and its gathering systems in West Virginia as discussed in Note 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III



ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference to "Election of Directors", "Other Executive Officers" and "Compliance with Section 16(a)" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on or about June 14, 1994.

ITEM 11.         EXECUTIVE COMPENSATION.

Incorporated herein by reference to "Executive Compensation and Other Information" and "Compensation of Directors" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on or about June 14, 1994.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on or about June 14, 1994.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference to "Certain Transactions and Relationships" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on or about June 14, 1994.

                                    PART IV



ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K.

(a)    LIST OF DOCUMENTS FILED

       (1)     Financial Statements:
                       Independent Auditors' Report
                       Consolidated Balance Sheets as of December 31, 1993 and
                         1992
                       Consolidated Statements of Operations for the Years
                         Ended December 31, 1993, 1992 and 1991
                       Consolidated Statements of Stockholders' Equity for the
                         Years Ended December 31, 1993, 1992 and 1991
                       Consolidated Statements of Cash Flows for the Years
                         Ended December 31, 1993, 1992 and 1991
                       Notes to Consolidated Financial Statements

       (2)     Financial Statement Schedules:
                       V  -  Property, Plant and Equipment for the Years Ended
                               December 31, 1993, 1992 and 1991
                       VI -  Accumulated Depletion, Depreciation and Amortiza-
                               tion of Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991

       (3)     Exhibits:

               3.1 Restated Certificate of Incorporation of the Company as filed on March 17, 1987 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on December 15, 1987 and the Second Certificate of Amendment filed on June 8, 1990 with the Secretary of State of the State of Delaware. (Incorporated herein by reference to Exhibit 4.1 to Presidio's Registration Statement on Form S-3, Registration No. 33-37747.)

               3.2 The Company's Bylaws, as amended to February 27, 1991. (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

               4.1 Third Amendment and Restatement of Credit Agreement dated as of May 29, 1992 among the Company, Presidio Exploration, Inc., a Colorado corporation and wholly-owned subsidiary of the Company ("Exploration"), certain other wholly-owned subsidiaries of the Company and each bank which is a signatory thereto, and The Chase Manhattan Bank (National Association) ("Chase") (the "1987 Credit Agreement"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 10, 1992.)

               4.2 Amendment No. 1, dated as of July 16, 1992 relating to the 1987 Credit Agreement. (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 16, 1992.)

               4.3 Amendment No. 2, dated as of August 13, 1992 relating to the 1987 Credit Agreement. (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1992.)

               4.4 Amendment No. 3, dated as of October 6, 1992 relating to the 1987 Credit Agreement. (Incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1992.)

               4.5 Amendment No. 4, dated as of December 22, 1992 relating to the 1987 Credit Agreement. (Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 22, 1992.)

               4.6 Amendment and Restatement of Amendment, Restatement and Consolidation of Credit Agreement dated as of August 6, 1993 among the Company, Exploration, each bank which is a signatory thereto and Chase, as agent (the "Amended Exploration Credit Agreement"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

       *       4.7     Amendment No. 1, dated as of December 28, 1993 relating
                       to the Amended Exploration Credit Agreement.

               4.8 Amendment, Restatement and Consolidation of Credit Agreement dated as of August 17, 1990 among the Company, Exploration, each bank which is a signatory thereto and Chase (the "Exploration Credit Agreement"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1990.)

               4.9 Amendment No. 1, dated as of November 22, 1992 relating to the Exploration Credit Agreement. (Incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

               4.10 Amendment No. 2, dated as of May 29, 1992 relating to the Exploration Credit Agreement. (Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 10, 1992.)

               4.11 Amendment No. 3, dated as of July 16, 1992 relating to the Exploration Credit Agreement. (Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 16, 1992).

               4.12 Amendment No. 4, dated as of August 13, 1992 relating to the Exploration Credit Agreement. (Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1992.)

               4.13 Amendment No. 5, dated as of October 6, 1992 relating to the Exploration Credit Agreement. (Incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1992.)

               4.14 Amendment No. 6, dated as of November 19, 1992 relating to the Exploration Credit Agreement. (Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1992.)

               4.15 Amendment No. 7, dated as of December 22, 1992 relating to the Exploration Credit Agreement. (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 22, 1992.)

               4.16 Second Amended and Restated Pledge Agreement dated as of December 22, 1992, among the Company, Exploration and Chase, as agent for certain banks, and Chase as collateral agent for such banks. (Incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

               4.17 Guaranty dated as of December 1, 1989, from the Company to each of the financial institutions party to the Exploration Credit Agreement. (Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

               4.18 Indenture dated as of February 16, 1989 among the Company, the subsidiaries of the Company listed on the signature pages thereto and United States Trust Company of New York, a New York banking corporation (the "Trustee"), relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999 (the "GIN Indenture"). (Incorporated herein by reference to
                       Exhibit 10.15 to the Company's Registration Statement on Form S-2, Registration No. 33-32202.)

               4.19 Indenture dated as of February 14, 1990 among the Company and Bank of Montreal Trust Company, relating to the Company's 9% Convertible Subordinated Debentures Due 2015. (Incorporated herein by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

               4.20 First Supplemental Indenture to the GIN Indenture dated as of August 5, 1993 among the Company, the subsidiaries of the Company listed on the signature pages thereto, as Guarantors (the "Guarantors") and the Trustee, relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999. (Incorporated herein by reference to Exhibit
                       4.2 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

               4.21 Indenture dated as of August 6, 1993 among the Company, the Guarantors and the Trustee, relating to the Company's Senior Gas Indexed Notes Due 2002. (Incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

               4.22 Indenture dated as of August 6, 1993 among the Company, the Guarantors and the Trustee, relating to the Company's 11.5% Senior Secured Notes Due 2000. (Incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

               4.23 Pledged Assets Agency Agreement dated as of August 6, 1993 between the Trustee, as Pledged Asset Agent, and Exploration relating to the Company's 11.5% Senior Secured Notes Due 2000. (Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

               4.24 Exchange Agreement dated as of July 19, 1993 by and among the Company and The Prudential Insurance Company relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999 (and such other beneficial holders as set forth on Schedule A attached thereto). (Incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

               4.25 Subscription Agreement dated as of July 27, 1993 between the Company and The Prudential Insurance Company relating to the Company's 11.5% Senior Secured Notes Due 2000 (and such other subscribers thereunder as set forth on Schedule A attached thereto). (Incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

               Executive Compensation Plans

               10.1 The Company's Incentive and Non-Qualified Stock Option and Stock Appreciation Rights Plan as approved by the Company's board of directors (the "Board of Directors") on October 22, 1987 and approved by the Company's stockholders (the "Stockholders") on December 9, 1987 (the "Stock Plan"). (Incorporated herein by reference to Part I of the Company's Registration Statement on Form S-8, Registration No. 33-20496.)

               10.2 Amendment to the Stock Plan dated May 25, 1989. (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

               10.3 Second Amendment to the Stock Plan dated May 17, 1990. (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

       *       10.4    Supplemental Executive Retirement Agreement dated as of
                       October 8, 1993 between the Company and George P.
                       Giard, Jr.

       *       10.5    Supplemental Executive Retirement Agreement dated as of
                       October 8, 1993 between the Company and Robert L. Smith.

               Director Compensation Plans

               10.6 The Company's Stock Option Plan for Non-Employee Directors (the "1988 Plan") as approved by the Board of Directors on October 22, 1987 and approved by the Stockholders on December 9, 1987. (Incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the six months ended December 31, 1987.)

               10.7 First Amendment to the Company's 1988 Plan executed May 25, 1989, to be effective January 1, 1989. (Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

               10.8 The Company's 1989 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on March 30, 1989 and approved by the Stockholders on May 25, 1989. (Incorporated herein by reference to Exhibit
                       10.3 to the Company's Registration Statement on Form S-2, Registration No. 33-32202.)

               10.9 The Company's 1990 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on March 15, 1990 and by the Stockholders on May 17, 1990. (Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

               10.10 The Company's 1991 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on December 27, 1991 and by the Stockholders on May 14, 1992. (Incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

               10.11 The Company's 1992 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on April 16, 1993 and by the Stockholders on June 16, 1993. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

               Management Warrants

               10.12 Amended and Restated Warrant Agreement dated as of April 16, 1993, between the Company and Oil and Gas Finance Limited (a company wholly owned by George P. Giard, Jr.). (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

               10.13 Amended and Restated Warrant Agreement dated as of April 16, 1993 between the Company and Oil and Gas Finance Limited (a company wholly owned by George P. Giard, Jr.). (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

               10.14 Amended and Restated Warrant Agreement dated as of April 16, 1993 between the Company and Robert L. Smith. (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

       *       10.15   Warrant Agreement dated as of January 15, 1993 between
                       the Company and Christopher S. Hardesty.

               Other Warrants

               10.16 Warrant Agreement dated as of September 18, 1987 between the Company and Grant E. Thayer. (Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the six months ended December 31, 1987.)

               10.17 Warrant Agreement dated as of September 13, 1989 between the Company and InterLiberty Investments, Inc. (Incorporated herein by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

               Option Agreements

               10.18 Option Agreement dated as of November 3, 1987 between the Company and Philip S. Sirianni ("Sirianni"). (Incorporated herein by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

               10.19 Option Agreement dated as of December 16, 1988 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

               10.20 Option Agreement dated as of September 13, 1989 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

               10.21 Amendment to Stock Option Agreement dated November 1, 1993 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

               10.22 Option Agreement dated November 1, 1993 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

               Agreements Related to Acquisition and Divestures

               10.23 Agreement and Plan of Merger among Exploration, Mountain Gas Resources, Inc. and MS Gas Resources, Inc. dated June 11, 1992. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 1992.)

               10.24 Amendment No. 1 to the Agreement and Plan of Merger dated as of July 16, 1992 among Exploration, Mountain Gas Resources, Inc. and MS Gas Resources, Inc. ("Mountain Gas"). (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 16, 1992.)

               10.25 Shareholders Agreement dated as of July 16, 1992 among Mountain Gas, Exploration, MSLEF II, and Certain Other Shareholders. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 1992.)

               10.26 Consulting Agreement dated as of July 16, 1992 between Mountain Gas and George P. Giard, Jr. (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 16, 1992.)

               10.27 Consulting Agreement dated as of July 16, 1992 between Mountain Gas and Robert L. Smith. (Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated July 16, 1992.)

               10.28 Stock Purchase Agreement dated as of December 7, 1992 by and between Exploration, as seller, and Belden & Blake, as Buyer. (Incorporated herein by reference to Exhibit
                       10.1 to the Company's Current Report on Form 8-K dated December 11, 1992.)

               10.29 Drilling Participation Agreement dated as of December 22, 1992 by and between Presidio West Virginia, Inc. (a wholly- owned subsidiary of Exploration) and Peake Operating Company. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 22, 1992.)

       *       21.1    Subsidiaries of the Registrant.

       *       23.1    Consent of Deloitte & Touche.

       *       23.2    Consent of Huddleston & Co., Inc.

       *       23.3    Consent of Netherland, Sewell & Associates, Inc.

               *       Filed herewith.

(b)    REPORTS ON FORM 8-K

On December 9, 1993, a Form 8-K, dated December 8, 1993, was filed, which reported under Item 5. "Other Events", the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 to be 13.925% for the period February 16, 1994 to May 15, 1994.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO OIL COMPANY



By:   /s/ Robert L. Smith
                                                     Date:    February 15, 1994
      Robert L. Smith
      President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                   DATE
- ---------                           -----                                   ----

/s/ George P. Giard, Jr.            Chairman of the Board, Chief            February 15, 1994
    George P. Giard, Jr.            Executive Officer and Director
                                    (Principal Executive Officer)


/s/ William D. Benjes, Jr.          Director                                February 15, 1994
    William D. Benjes, Jr.



/s/ H. S. Erskine                   Director                                February 15, 1994
    H. S. Erskine



/s/ Vincent Farrell, Jr.            Director                                February 15, 1994
    Vincent Farrell, Jr.



/s/ Peter H. Havens                 Director                                February 15, 1994
    Peter H. Havens



/s/ John W. Hyland, Jr.             Director                                February 15, 1994
    John W. Hyland, Jr.

SIGNATURE                           TITLE                                    DATE
- ---------                           -----                                    ----

/s/ Raymond J. Kosi                 Director                                 February 15, 1994
    Raymond J. Kosi



/s/ J. Howard Marshall, II          Director                                 February 15, 1994
    J. Howard Marshall, II



/s/ Hugh A. L. Mumford              Director                                 February 15, 1994
    Hugh A. L. Mumford



/s/ Peter Silvester                 Director                                 February 15, 1994
    Peter Silvester



/s/ Robert L. Smith                 President, Chief Operating Officer       February 15, 1994
    Robert L. Smith                 and Director



/s/ Christopher S. Hardesty         Treasurer and Chief Financial Officer    February 15, 1994
    Christopher S. Hardesty         (Principal Financial Officer)



/s/ Charles E. Brammeier            Controller                               February 15, 1994
    Charles E. Brammeier            (Principal Accounting Officer)


                               INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
- ------          -----------
4.7             Amendment No. 1, dated as of December 28, 1993 relating to the Amended Exploration Credit Agreement.

10.4            Supplemental Executive Retirement Agreement dated as of October 8, 1993 between the Company and George P. Giard, Jr.

10.5            Supplemental Executive Retirement Agreement dated as of October 8, 1993 between the Company and Robert L. Smith.

10.15           Warrant Agreement dated as of January 15, 1993 between the Company and Christopher S. Hardesty.

21.1            Subsidiaries of the Registrant

23.1            Consent of Deloitte & Touche

23.2            Consent of Huddleston & Co., Inc.

23.3            Consent of Netherland, Sewell & Associates, Inc.