Form 10-Q
period 1994-03-31
PRESIDIO OIL CO
filed 1994-04-28
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  ____________


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1994, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _______________


                         COMMISSION FILE NUMBER 1-8241
                                  ____________


                              PRESIDIO OIL COMPANY

            (Exact name of registrant as specified in its charter)

                 DELAWARE                               95-3049484
      (State or other jurisdiction of               (I.R.S.Employer
      incorporation or organization)               Identification No.)

       5613 DTC PARKWAY, SUITE 750
           ENGLEWOOD, COLORADO                          80111-3065
 (Address of principal executive offices)               (Zip Code)

                                 (303) 773-0100
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X    No
                                  -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes       No
                                  -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 21, 1994:

                       CLASS A COMMON STOCK:  25,316,685
                       CLASS B COMMON STOCK:   3,217,985

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES




                                     INDEX



                                                                                         Page
                                                                                         ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
      March 31, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . .    3

    Unaudited Consolidated Statements of Operations -
      For the Three Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . . . .    5

    Unaudited Consolidated Statements of Cash Flows -
      For the Three Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . . . .    6

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . .    7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .    8

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                                     ASSETS


                                                                          March 31,                December 31,
                                                                            1994                      1993
                                                                          ---------                ------------
                                                                                    (in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                               $ 10,021                   $ 13,559
   Accounts receivable:
       Oil and gas sales                                                      5,799                      6,388
       Joint interest owners and other                                        8,359                      8,182
   Other                                                                      1,449                      2,394
                                                                           --------                   --------
              Total current assets                                           25,628                     30,523
                                                                           --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties using full
     cost accounting                                                        490,004                    504,512
   Other                                                                      3,674                      3,611
                                                                           --------                   --------
              Total                                                         493,678                    508,123

   Less accumulated depletion,
     depreciation and amortization                                          273,947                    269,349
                                                                           --------                   --------
              Net property, plant and equipment                             219,731                    238,774
                                                                           --------                   --------

OTHER ASSETS:
   Deferred charges                                                           8,631                      8,833
   Other                                                                      2,125                      2,290
                                                                           --------                   --------
              Total other assets                                             10,756                     11,123
                                                                           --------                   --------

                                                                           $256,115                   $280,420
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          March 31,                December 31,
                                                                            1994                       1993
                                                                          ----------                ------------
                                                                                    (in thousands)
CURRENT LIABILITIES:
   Accounts payable:
     Oil and gas sales                                                     $  3,731                   $  4,739
     Trade and other                                                          7,513                     13,137
   Accrued interest                                                           2,637                      3,621
   Other accrued liabilities                                                  6,075                      6,206
                                                                           --------                   --------

              Total current liabi1ities                                      19,956                     27,703
                                                                           --------                   --------

BANK DEBT                                                                     3,500                     15,000
                                                                           --------                   --------

SENIOR SECURED NOTES                                                         75,000                     75,000
                                                                           --------                   --------

GAS INDEXED NOTES                                                           100,000                    100,000
                                                                           --------                   --------

CONVERTIBLE SUBORDINATED DEBENTURES                                          50,000                     50,000
                                                                           --------                   --------

OTHER NONCURRENT LIABILITIES                                                  9,667                      9,152
                                                                           --------                   --------

STOCKHOLDERS' EQUITY:
   Class A Common stock, $.10 par value per share;
     25,317,000 and 25,312,000 shares outstanding
     at March 31, 1994 and December 31, 1993,
     respectively                                                             2,532                      2,532
   Class B Common stock, $.10 par value per share;
     3,218,000 and 3,223,000 shares outstanding
     at March 31, 1994 and December 31, 1993,
     respectively                                                               322                        322
   Additional paid-in capital                                               133,377                    133,503
   Deferred compensation                                                     (7,037)                    (7,317)
   Retained deficit                                                        (131,202)                  (125,475)
                                                                           --------                   --------
              Total stockholders' equity                                     (2,008)                     3,565
                                                                           --------                   --------

                                                                           $256,115                   $280,420
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                                 Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                            1994                      1993
                                                                         ----------                ----------
                                                                                (in thousands, except
                                                                                  per share amounts)
Oil and gas revenues                                                       $ 10,542                 $ 12,329
Less - direct costs:
   Lease operating                                                            2,967                    3,344
   Production taxes                                                             595                      773
   Depletion, depreciation and amortization                                   4,484                    4,747
                                                                           --------                 --------
                                                                              2,496                    3,465

General and administrative expense                                           (1,664)                  (1,548)
Interest expense                                                             (6,998)                  (5,885)
Other                                                                           439                      193
                                                                           --------                 --------

Net loss                                                                   $ (5,727)                $ (3,775)
                                                                           ========                 ========

Loss per share:
   Class A Common Stock                                                    $   (.21)                $   (.14)
                                                                           ========                 ========
   Class B Common Stock                                                    $   (.21)                $   (.14)
                                                                           ========                 ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows



                                                                                Three Months Ended
                                                                                       March 31,
                                                                         ------------------------------------
                                                                            1994                      1993
                                                                         ----------                ----------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (5,727)                $ (3,775)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Depletion, depreciation and amortization                                   4,598                    4,875
   Amortization of debt issuance costs
      included in interest expense                                              305                      524
   Other                                                                        571                      479
   Changes in other assets and liabilities:
      Decrease in accounts receivable                                           412                    4,667
      Decrease (increase) in other current assets                               815                      (24)
      Payment of loan fees and costs                                           (103)                    (552)
      Decrease (increase) in other noncurrent assets                            165                     (106)
      Decrease in accounts payable                                           (6,632)                  (6,229)
      Decrease in accrued interest and liabilities                           (1,115)                  (3,436)
      Increase in other noncurrent liabilities                                  228                      568
                                                                           --------                 --------
          Net cash used in operating activities                              (6,483)                  (3,009)
                                                                           --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                (7,444)                  (4,015)
   Proceeds from sale of oil and gas properties                              21,889                        -
                                                                           --------                ---------
          Net cash provided by (used in)
             investing activities                                            14,445                   (4,015)
                                                                           --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term bank debt                                          8,090                   17,400
   Payments of long-term bank debt                                          (19,590)                 (15,500)
                                                                           --------                 --------
          Net cash provided by (used in)
             financing activities                                           (11,500)                   1,900
                                                                          ---------                 --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (3,538)                  (5,124)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                       13,559                   11,457
                                                                           --------                 --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $ 10,021                 $  6,333
                                                                           ========                 ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
              For the Three Months Ended March 31, 1994 and 1993



1. The accompanying financial statements are unaudited; however, management believes all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Presidio Oil Company's (the "Company" or "Presidio") annual report on Form 10-K for the year ended December 31, 1993.

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

2. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,592,000 shares and 1,527,000 shares at March 31, 1994 and 1993, respectively.

3. Included in the Consolidated Statements of Cash Flows is $7,652,000 and $6,803,000 of interest paid, net of amounts capitalized, during the three months ended March 31, 1994 and 1993, respectively.

4. In January 1994 the Company realized $22 million as a result of certain oil and gas property sales, including $7 million from its ongoing program to sell miscellaneous small, non-operated oil and gas properties, as well as $15 million from the sale of a 50% interest in a partly-developed gas field in Louisiana. Approximately $5 million of the net cash proceeds from these sales was utilized to prepay all of the then outstanding indebtedness under the Company's $25 million revolving credit facility and the remaining $17 million was added to the Company's working capital and is to be utilized to fund a portion of the Company's 1994 capital expenditure program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's successful drilling operations, the Company's gas production increased 2% during the quarter ended March 31, 1994 as compared to the quarter ended December 31, 1993. Such increase in production would have been 9% had the Company not sold certain gas producing properties in January 1994. Moreover, the Company's gas production increased to an average of 48.7 million cubic feet of gas per day ("MMCFD") during March 1994 as compared to production of 39.3 MMCFD during December 1993 (after adjustment for the above-mentioned sale of gas production in January 1994), or an increase of 24%. The Company's oil production declined 13% during the quarter ended March 31, 1994 as compared to the quarter ended December 31, 1993, as a result of the sale of certain oil producing properties in January 1994.

The Company's revenues and associated cash flows for the quarter ended March 31, 1994 declined compared to the quarter ended December 31, 1993, as a result of (i) the above-described oil production decline, (ii) a decline in the Company's average realized oil price from $12.81 to $11.07 per barrel, and
(iii) a decline in the Company's average realized gas price from $1.79 per thousand cubic feet ("MCF") to $1.71 per MCF, which more than offset the above-described gas production increase. As of April 25, 1994, the Company's average realized gas price remained relatively unchanged from the average price received during the first quarter of 1994; however, the Company's average realized oil price as of such date had increased to $13.18 per barrel from the $11.07 average price received in the 1994 first quarter.

The Company estimates that, in respect of 1994, (i) if the Company's average realized oil price increased by $1.00 per barrel, its net income and cash flow for the year would increase by approximately $1.3 million; and (ii) if the Company's average realized gas price increased by $.10 per MCF, its net income and cash flow for the year would increase by approximately $1.9 million.

The Company's capital expenditures for its oil and gas operations totaled approximately $7.4 million during the quarter ended March 31, 1994, of which $5.1 million was used in development drilling and other operations, $1.3 million was used in exploratory drilling and $1.0 million was used in various other activities, including acquisitions of producing properties and undeveloped acreage. During the remainder of 1994, the Company currently anticipates that it will make not less than $23 million of capital expenditures, of which $21 million will be used in development operations and in the acquisition of producing properties. Moreover, during the 1995 - 1996 period, the Company currently plans to spend a minimum of $25-30 million per annum on capital expenditures, with a substantial portion of such expenditures being devoted to the development of the Company's proved undeveloped hydrocarbon reserves, which totaled 3.1 million barrels of oil and 138.4 billion cubic feet of gas as of December 31, 1993. Except for the Company's commitment to spend $5 million per year during the three-year period ending October 1, 1996 contained in its revolving credit facility, the timing of most of the Company's capital expenditures is discretionary, and thus the Company has a significant degree of flexibility to adjust the level of expenditures as circumstances warrant.

The Company funded its capital expenditures during the quarter ended March 31, 1994 with a portion of the $22 million of proceeds realized from the sale of certain oil and gas properties in January 1994, and currently plans to utilize working capital and borrowings under its revolving credit facility to fund the remaining portion of its 1994 capital expenditures. In 1995 and thereafter, the Company plans to principally rely upon the increasing levels of cash flow from its oil and gas operations to fund its ongoing capital expenditures, as well as to meet its long-term debt service obligations and any indebtedness outstanding under its revolving credit facility, as the Company benefits from the increased levels of oil and gas production and related revenues and cash flows that are anticipated to result from its 1994-1996 capital expenditures. There can be no assurance, however, that such capital expenditures will be successful and result in a sufficient level of revenues and cash flow to both fund the Company's ongoing capital expenditures and enable it to meet its debt service and other obligations; and, accordingly, in such circumstances, the Company's discretionary capital spending would have to be correspondingly reduced or it would have to make further asset sales, in order to continue with its capital expenditures and meet its debt service and other obligations. In addition, oil and gas price declines would adversely impact the value of the Company's cash flow.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



                             RESULTS OF OPERATIONS

The Company had a net loss for the quarter ended March 31, 1994 of $5,727,000, compared to a loss of $3,775,000 for the first quarter of 1993. Contributing to the 1994 first quarter loss was a 20% decrease in oil production compared to the 1993 period, most of which resulted from the above-mentioned sale of oil production in January 1994. Gas production for the 1994 first quarter increased 11% as compared to the 1993 period, notwithstanding the above-mentioned sale of gas production in January 1994, and resulted from the Company's successful drilling operations. Also contributing to the loss during the 1994 period was a 30% decrease in the Company's average realized oil price in the first quarter of 1994 as compared to the 1993 period, which more than offset a 3% increase in the Company's average realized gas price in the 1994 period.

The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the quarters ended March 31, 1994 and 1993:

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                            1994                      1993
                                                                         ----------                ----------
   Average Price:
     Oil and condensate (per barrel)                                         $11.07                    $15.86
     Gas (per thousand cubic feet)                                           $ 1.71                    $ 1.66
   Production:
     Oil and condensate (barrels)                                           308,000                   387,000
     Gas (thousand cubic feet)                                            4,156,000                 3,728,000


The reduced amount of depletion, depreciation and amortization during the 1994 first quarter as compared to the 1993 period is due to a decrease in the Company's depletion rate as a result of an increase in the Company's reserves during 1993 at a finding cost substantially below its depletion rate. Lease operating expenses decreased on a unit of production basis for the 1994 first quarter as compared to the 1993 period, primarily due to the sale in January 1994 of certain relatively high operating cost properties, and also due to operating efficiencies realized by the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the quarters ended March 31, 1994 and 1993:

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                            -----------------------------------
                                                                               1994                      1993
                                                                            ----------                ----------
                                                                                  (per equivalent barrel)
   Production Costs                                                           $3.56                      $4.08
   Depletion, Depreciation and
     Amortization                                                             $4.48                      $4.71

The Company's interest expense increased for the quarter ended March 31, 1994 as compared to the 1993 first quarter as a result of (i) the Company's issuance of $75 million of its 11.5% Senior Secured Notes Due 2000 in 1993 and the utilization of the net proceeds thereof to repay an equivalent amount of bank debt with a 7.1% borrowing rate during the 1993 period and (ii) an increase in the interest rate on the Company's Gas Indexed Notes to 14% as compared to 13.25% in the 1993 period.

PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          Executive Compensation Plans
          ----------------------------

          10.1  *      First Amendment to Employee Stock Ownership Plan of
                       Presidio Oil Company to be effective January 1, 1989.

          10.2  *      Second Amendment to Employee Stock Ownership Plan of
                       Presidio Oil Company to be effective January 1, 1989.

          *     Filed herewith


          (b)   Reports on Form 8-K

                On March 11, 1994, a Form 8-K was filed dated March 9, 1994, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 14.125% for the period May 16, 1994 to August 15, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PRESIDIO OIL COMPANY
                                                 --------------------
                                                 Registrant



DATE:    April 27, 1994                          /s/ Christopher S. Hardesty
     ----------------------                      -----------------------------
                                                 Christopher S. Hardesty
                                                 Chief Financial Office
                                                 and Treasurer
                                                 (Principal Financial Officer)



DATE:    April 27, 1994                          /s/ Charles E. Brammeier
     ----------------------                      -----------------------------
                                                 Charles E. Brammeier
                                                 Controller
                                                 (Principal Accounting
                                                 Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER      DESCRIPTION
- - -------     -----------

10.1 First Amendment to Employee Stock Ownership Plan of Presidio Oil Company to be effective January 1, 1989.

10.2 Second Amendment to Employee Stock Ownership Plan of Presidio Oil Company to be effective January 1, 1989.