Form 10-Q
period 1994-06-30
PRESIDIO OIL CO
filed 1994-07-26
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  ____________


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1994, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 25, 1994:

                       CLASS A COMMON STOCK:  25,316,685
                       CLASS B COMMON STOCK:   3,217,985

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES





                                     INDEX



                                                                                                                             Page
                                                                                                                             ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
      June 30, 1994 and December 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

    Unaudited Consolidated Statements of Operations -
      For the Three Months Ended June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

    Unaudited Consolidated Statements of Operations -
      For the Six Months Ended June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

    Unaudited Consolidated Statements of Cash Flows -
      For the Six Months Ended June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                                     ASSETS


                                                                           June 30,                  December 31,
                                                                             1994                        1993
                                                                           --------                  ------------
                                                                                      (in thousands)

CURRENT ASSETS:
   Cash and cash equivalents                                               $ 10,164                   $ 13,559
   Accounts receivable:
       Oil and gas sales                                                      6,114                      6,388
       Joint interest owners and other                                        3,990                      8,182
   Other                                                                        927                      2,394
                                                                           --------                   --------
            Total current assets                                             21,195                     30,523
                                                                           --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties using full
     cost accounting                                                        496,714                    504,512
   Other                                                                      3,822                      3,611
                                                                           --------                   --------
            Total                                                           500,536                    508,123
   Less accumulated depletion,
     depreciation and amortization                                          278,582                    269,349
                                                                           --------                   --------
            Net property, plant and equipment                               221,954                    238,774
                                                                           --------                   --------

OTHER ASSETS:
   Deferred charges                                                           8,337                      8,833
   Other                                                                      2,215                      2,290
                                                                           --------                   --------
            Total other assets                                               10,552                     11,123
                                                                           --------                   --------

                                                                           $253,701                   $280,420
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            June 30,                  December 31,
                                                                              1994                       1993
                                                                           ----------                 -----------
                                                                                      (in thousands)

CURRENT LIABILITIES:
   Accounts payable:
       Oil and gas sales                                                   $  3,842                   $  4,739
       Trade and other                                                        7,300                     13,137
   Accrued interest                                                           3,882                      3,621
   Other accrued liabilities                                                  5,453                      6,206
                                                                           --------                   --------

           Total current liabilities                                         20,477                     27,703
                                                                           --------                   --------

BANK DEBT                                                                     7,500                     15,000
                                                                           --------                   --------

SENIOR SECURED NOTES                                                         75,000                     75,000
                                                                           --------                   --------

GAS INDEXED NOTES                                                           100,000                    100,000
                                                                           --------                   --------

CONVERTIBLE SUBORDINATED DEBENTURES                                          50,000                     50,000
                                                                           --------                   --------

OTHER NONCURRENT LIABILITIES                                                  8,840                      9,152
                                                                           --------                   --------

STOCKHOLDERS' EQUITY:
   Class A Common stock, $.10 par value per share;
     25,317,000 and 25,312,000 shares outstanding
     at June 30, 1994 and December 31, 1993,
     respectively                                                             2,532                      2,532
   Class B Common stock, $.10 par value per share;
     3,218,000 and 3,223,000 shares outstanding
     at June 30, 1994 and December 31, 1993,
     respectively                                                               322                        322
   Additional paid-in capital                                               133,241                    133,503
   Deferred compensation                                                     (6,804)                    (7,317)
   Retained deficit                                                        (137,407)                  (125,475)
                                                                           --------                   --------
   Total stockholders' equity                                                (8,116)                     3,565
                                                                           --------                   --------

                                                                           $253,701                   $280,420
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                               Three Months Ended June 30,
                                                                           ------------------------------------
                                                                             1994                       1993
                                                                           ----------                 ---------
                                                                                   (in thousands, except
                                                                                     per share amounts)

Oil and gas revenues                                                       $ 10,145                   $ 12,352
Less - direct costs:
   Lease operating                                                            3,165                      3,289
   Production taxes                                                             600                        757
   Depletion, depreciation and amortization                                   4,526                      4,490
                                                                           --------                   --------
                                                                              1,854                      3,816
General and administrative expense                                           (1,649)                    (1,285)
Interest expense                                                             (6,954)                    (6,062)
Other                                                                           544                        (33)
                                                                           --------                   --------

Net loss                                                                   $ (6,205)                  $ (3,564)
                                                                           ========                   ========
Loss per share:
   Class A Common Stock                                                    $   (.23)                  $   (.13)
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.23)                  $   (.13)
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                                 Six Months Ended June 30,
                                                                          --------------------------------------
                                                                             1994                        1993
                                                                          ----------                  ----------
                                                                                  (in thousands, except
                                                                                    per share amounts)

Oil and gas revenues                                                       $ 20,687                   $ 24,681
Less - direct costs:
   Lease operating                                                            6,132                      6,633
   Production taxes                                                           1,195                      1,530
   Depletion, depreciation and amortization                                   9,010                      9,237
                                                                           --------                   --------
                                                                              4,350                      7,281
General and administrative expense                                           (3,313)                    (2,833)
Interest expense                                                            (13,952)                   (11,947)
Other                                                                           983                        160
                                                                           --------                   --------

Net loss                                                                   $(11,932)                  $ (7,339)
                                                                           ========                   ========

Loss per share:
   Class A Common Stock                                                    $   (.44)                  $   (.27)
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.44)                  $   (.27)
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows



                                                                                  Six Months Ended June 30,
                                                                           --------------------------------------
                                                                              1994                       1993
                                                                           ----------                 -----------
                                                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(11,932)                  $ (7,339)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depletion, depreciation and amortization                              9,237                      9,489
        Amortization of debt issuance costs
          included in interest expense                                          613                      1,072
        Other                                                                   938                        855
        Changes in other assets and liabilities:
          Decrease in accounts receivable                                     4,466                      4,358
          Decrease in other current assets                                    1,216                         30
          Payment of loan fees and costs                                       (117)                    (1,465)
          Decrease (increase) in other noncurrent assets                         75                        (92)
          Decrease in accounts payable                                       (6,734)                    (6,309)
          Decrease in accrued interest and liabilities                         (492)                    (3,412)
          Decrease in other noncurrent liabilities                             (708)                      (203)
                                                                           --------                   --------
              Net cash used in operating activities                          (3,438)                    (3,016)
                                                                           --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                               (14,216)                    (8,328)
   Proceeds from sale of oil and gas properties                              21,798                        971
                                                                          ---------                   --------
            Net cash provided by (used in)
              investing activities                                            7,582                     (7,357)
                                                                          ---------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term bank debt                                         16,590                     29,400
   Payments of long-term bank debt                                          (24,090)                   (24,400)
   Other noncurrent financing                                                   (39)                        32
                                                                          ---------                   --------
           Net cash provided by (used in)
              financing activities                                           (7,539)                     5,032
                                                                          ---------                   --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (3,395)                    (5,341)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                       13,559                     11,457
                                                                           --------                   --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $ 10,164                   $  6,116
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
        For the Three Months and Six Months Ended June 30, 1994 and 1993



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

2. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,540,000 shares and 1,566,000 shares for the quarter and six months ended June 30, 1994, respectively, and 1,473,000 shares and 1,500,000 shares for the quarter and six months ended June 30, 1993, respectively.

3. Included in the Consolidated Statements of Cash Flows is $13,039,000 and $10,965,000 of interest paid, net of amounts capitalized, during the six months ended June 30, 1994 and 1993, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's successful drilling operations, the Company's gas production increased to 4.4 billion cubic feet ("BCF") for the quarter ended June 30, 1994 which continued the Company's recent upward trend in gas production. The Company's gas production totaled 4.1 BCF and 4.2 BCF in the 1993 fourth quarter and the 1994 first quarter, respectively, notwithstanding the January 1994 property sales which had accounted for approximately .3 BCF of gas production per quarter. Moreover, as of June 30, 1994, four of the Company's gas wells, which were capable of producing approximately .3 BCF per quarter, were shut-in awaiting pipeline hook-up. All of such shut-in wells are anticipated to be on production during the 1994 third quarter.

The Company's oil production totaled 285,000 barrels for the quarter ended June 30, 1994 which resulted in a continued decline in oil production which had totaled 354,000 barrels and 308,000 barrels in the 1993 fourth quarter and 1994 first quarter, respectively. Such decline in oil production principally resulted from the sale of certain oil producing properties in January 1994 which had accounted for 42,000 barrels of oil production per quarter, as well as lower production rates in several mature fields. The Company anticipates that it will be able to stabilize its oil production in the second half of 1994 at an average rate somewhat in excess of the production rate for the quarter ended June 30, 1994, as a result of the increased level of capital expenditures currently planned for the 1994 second half, as discussed in detail below.

The Company's revenues and associated cash flows for the quarter ended June 30, 1994 were adversely affected by the above described decrease in oil production and a decrease in the Company's average realized gas price to $1.37 per MCF, as compared to $1.79 per MCF and $1.71 per MCF for the 1993 fourth quarter and the 1994 first quarter, respectively. Such decrease in the Company's oil production and average realized gas price more than offset the above-described gas production increase and an increase in the Company's average realized oil price from $12.81 per barrel for the 1993 fourth quarter to $14.63 per barrel for the 1994 second quarter. As of July 25, 1994, the Company's average realized oil and gas prices were $15.42 per barrel and $1.34 per MCF, respectively.

The Company estimates that, in respect of the second half of 1994, (i) if the Company's average realized oil price increased by $1.00 per barrel, its net income and cash flow for the six month period would increase by approximately $.6 million; and (ii) if the Company's average realized gas price increased by $.10 per MCF, its net income and cash flow for the six month period would increase by approximately $1 million.

The Company's capital expenditures for its oil and gas operations totaled approximately $14.2 million during the six months ended June 30, 1994, of which $9.9 million was used in development drilling and other operations, $2.1 million was used in exploratory drilling and $2.2 million was used in various other activities, including the acquisition of producing properties and undeveloped acreage. During the remainder of 1994, the Company currently anticipates that it will make not less than $18 million of capital expenditures, of which $16 million will be used in development operations and in the acquisition of producing properties. Moreover, during the 1995 - 1996 period, the Company currently plans to spend a minimum of $32 million per annum on capital expenditures, with a substantial portion of such expenditures being devoted to the development of the Company's proved undeveloped hydrocarbon reserves, which totaled 3.1 million barrels of oil and 138.4 BCF of gas as of December 31, 1993. Except for the Company's commitment to spend $5 million per year during the three-year period

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



ending October 1, 1996, as contained in its revolving credit facility, the timing of most of the Company's capital expenditures is discretionary, and thus the Company has a significant degree of flexibility to adjust the level of expenditures as circumstances warrant.

The Company funded its capital expenditures during the six months ended June 30, 1994 with a portion of the $22 million of proceeds realized from the sale of certain oil and gas properties in January 1994 and with borrowings under its revolving credit facility. The Company currently plans to fund most of its remaining 1994 capital expenditures with additional borrowings under such revolving credit facility. In 1995 and thereafter, the Company plans to principally rely upon increasing levels of cash flow from its oil and gas operations to fund its ongoing capital expenditures, as well as to meet its long-term debt service obligations and any indebtedness outstanding under its revolving credit facility, as the Company benefits from the increased levels of oil and gas production and related revenues and cash flows that are anticipated to result from its 1994-1996 capital expenditures. There can be no assurance, however, that such capital expenditures will be successful and result in a sufficient level of revenues and cash flow to both fund the Company's ongoing capital expenditures and enable it to meet its debt service and other obligations; and, accordingly, in such circumstances, the Company's discretionary capital spending would have to be correspondingly reduced or it would have to make further asset sales, in order to continue with its capital expenditures and meet its debt service and other obligations. In addition, oil and gas price declines would adversely impact the value of the Company's cash flow.

                             RESULTS OF OPERATIONS

The Company had a net loss of $6,205,000 and $11,932,000 for the quarter and six months ended June 30, 1994, respectively, compared to a net loss of $3,564,000 and $7,339,000 for the quarter and six months ended June 30, 1993. The Company's revenues and cash flows have decreased during the 1994 periods as compared to the 1993 periods due to lower oil and gas prices and lower oil production, as partially offset by increases in gas production.

The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the three months and six months ended June 30, 1994 and 1993:


                                                 Three Months Ended              Six Months Ended
                                                      June 30,                        June 30,
                                             --------------------------      --------------------------
                                                1994            1993            1994            1993
                                             ----------      ----------      ----------      ----------
    Average Price:
        Oil and condensate (per barrel)      $    14.63      $    15.99      $    12.78      $    15.92
        Gas (per thousand cubic feet)        $     1.37      $     1.85      $     1.54      $     1.75
    Production:
        Oil and condensate (barrels)            285,000         353,000         593,000         740,000
        Gas (thousand cubic feet)             4,352,000       3,628,000       8,508,000       7,356,000
        Equivalent barrel(1)                  1,010,000         958,000       2,011,000       1,966,000

(1) Oil and gas are converted to a common unit of measure on the basis of six MCF of gas to one barrel of oil.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Depletion, depreciation and amortization decreased on a unit of production basis for the 1994 periods as compared to the 1993 periods due to a decrease in the Company's depletion rate as a result of an increase in the Company's reserves during 1993 at a finding cost substantially below its depletion rate. Lease operating expenses decreased on a unit of production basis for the 1994 periods as compared to the 1993 periods, primarily due to the sale in January 1994 of certain relatively high operating cost properties, and also due to operating efficiencies realized by the Company.

The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the three months and six months ended June 30, 1994 and 1993:

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                        June 30,
                                                        ------------------------        -------------------------
                                                          1994            1993            1994             1993
                                                        --------        --------        --------         --------
                                                                         (per equivalent barrel)

    Production Costs                                     $3.73           $4.22           $3.64           $4.15
    Depletion, Depreciation and
      Amortization                                       $4.48           $4.69           $4.48           $4.70

The increase in general and administrative expenses for the 1994 periods as compared to the 1993 periods is due to a general increase in the Company's expenses together with certain non-recurring legal and other costs incurred during the first six months of 1994.

The Company's interest expense increased for the quarter and six months ended June 30, 1994 as compared to the comparable periods in 1993 as a result of (i) the Company's issuance of $75 million of its 11.5% Senior Secured Notes Due 2000 in the second half of 1993 and the utilization of the net proceeds thereof to repay an equivalent amount of bank debt with a 7.1% borrowing rate during the 1993 periods and (ii) an increase in the interest rate on the Company's Gas Indexed Notes to 14% for the quarter and six months ended June 30, 1994 as compared to 13.3% for comparable periods in 1993.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          (b)   Reports on Form 8-K

                On June 15, 1994, a Form 8-K was filed dated June 10, 1994, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.900% for the period August 16, 1994 to November 15, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PRESIDIO OIL COMPANY
                                                  -----------------------------
                                                  Registrant



DATE:  July 26, 1994                              /s/  Christopher S. Hardesty
       ----------------------                     -----------------------------
                                                  Christopher S. Hardesty
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Principal Financial Officer)


DATE:  July 26, 1994                              /s/  Charles E.  Brammeier
       ----------------------                     -----------------------------
                                                  Charles E.  Brammeier
                                                  Controller
                                                  (Principal Accounting Officer)