Form 10-Q
period 1994-09-30
PRESIDIO OIL CO
filed 1994-11-14
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  ____________


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1994, or

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
                               Yes       No
                                   ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1994:

                        CLASS A COMMON STOCK: 25,316,685
                        CLASS B COMMON STOCK:  3,217,985

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES





                                     INDEX



                                                                                                           Page
                                                                                                           ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
      September 30, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

    Unaudited Consolidated Statements of Operations -
      For the Three Months Ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . .      5

    Unaudited Consolidated Statements of Operations -
      For the Nine Months Ended September 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . .      6

    Unaudited Consolidated Statements of Cash Flows -
      For the Nine Months Ended September 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . .      7

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                                     ASSETS


                                                                         September 30,               December 31,
                                                                             1994                        1993
                                                                         -------------               ------------
                                                                                     (in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                               $ 13,369                   $ 13,559
   Accounts receivable:
     Oil and gas sales                                                        4,959                      6,388
     Joint interest owners and other                                          4,923                      8,182
   Other                                                                      1,476                      2,394
                                                                           --------                   --------
        Total current assets                                                 24,727                     30,523
                                                                           --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties using full
     cost accounting                                                        506,655                    504,512
   Other                                                                      4,048                      3,611
                                                                           --------                   --------
        Total                                                               510,703                    508,123
   Less accumulated depletion,
     depreciation and amortization                                          282,872                    269,349
                                                                           --------                   --------
        Net property, plant and equipment                                   227,831                    238,774
                                                                           --------                   --------

OTHER ASSETS:
   Deferred charges                                                           8,146                      8,833
   Other                                                                      2,160                      2,290
                                                                           --------                   --------
        Total other assets                                                   10,306                     11,123
                                                                           --------                   --------

                                                                           $262,864                   $280,420
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          September 30,              December 31,
                                                                              1994                       1993
                                                                          -------------              ------------
                                                                                       (in thousands)

CURRENT LIABILITIES:
   Accounts payable:
     Oil and gas sales                                                     $  3,427                   $  4,739
     Trade and other                                                          8,886                     13,137
   Accrued interest                                                           2,779                      3,621
   Other accrued liabilities                                                  5,627                      6,206
                                                                           --------                   --------

        Total current liabilities                                            20,719                     27,703
                                                                           --------                   --------

BANK DEBT                                                                    22,500                     15,000
                                                                           --------                   --------

SENIOR SECURED NOTES                                                         75,000                     75,000
                                                                           --------                   --------

GAS INDEXED NOTES                                                           100,000                    100,000
                                                                           --------                   --------

CONVERTIBLE SUBORDINATED DEBENTURES                                          50,000                     50,000
                                                                           --------                   --------

OTHER NONCURRENT LIABILITIES                                                  9,448                      9,152
                                                                           --------                   --------

STOCKHOLDERS' EQUITY:
   Class A Common stock, $.10 par value per share;
     25,317,000 and 25,312,000 shares outstanding
     at September 30, 1994 and December 31, 1993,
     respectively                                                             2,532                      2,532
   Class B Common stock, $.10 par value per share;
     3,218,000 and 3,223,000 shares outstanding
     at September 30, 1994 and December 31, 1993,
     respectively                                                               322                        322
   Additional paid-in capital                                               129,087                    133,503
   Deferred compensation                                                     (2,534)                    (7,317)
   Retained deficit                                                        (144,210)                  (125,475)
                                                                           --------                   --------
        Total stockholders' equity                                          (14,803)                     3,565
                                                                           --------                   --------

                                                                           $262,864                   $280,420
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                             Three Months Ended September 30,
                                                                           -------------------------------------
                                                                              1994                       1993
                                                                           ----------                 ----------
                                                                                   (in thousands, except
                                                                                      per share amounts)
Oil and gas revenues                                                       $  9,742                   $ 10,963
Less - direct costs:
   Lease operating                                                            3,172                      3,472
   Production taxes                                                             582                        696
   Depletion, depreciation and amortization                                   4,177                      4,562
                                                                           --------                   --------
                                                                              1,811                      2,233

General and administrative expense                                           (1,630)                    (1,341)
Interest expense                                                             (6,984)                    (6,302)
Debt repayment expense                                                            -                     (1,971)
Other                                                                             -                        326
                                                                           --------                   --------

Net loss from continuing operations                                          (6,803)                    (7,055)

Discontinued operations:
   Gain on sale                                                                   -                     11,550
                                                                           --------                   --------
Net income (loss)                                                          $ (6,803)                  $  4,495
                                                                           ========                   ========

Loss per share from continuing operations:
   Class A Common Stock                                                    $   (.25)                  $   (.26)
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.25)                  $   (.26)
                                                                           ========                   ========

Income (loss) per share:
   Class A Common Stock                                                    $   (.25)                  $    .17
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.25)                  $    .17
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                              Nine Months Ended September 30,
                                                                          --------------------------------------
                                                                             1994                        1993
                                                                          ----------                  ----------
                                                                                   (in thousands, except
                                                                                    per share amounts)

Oil and gas revenues                                                       $ 30,429                   $ 35,644
Less - direct costs:
   Lease operating                                                            9,304                     10,105
   Production taxes                                                           1,777                      2,226
   Depletion, depreciation and amortization                                  13,187                     13,799
                                                                           --------                   --------
                                                                              6,161                      9,514

General and administrative expense                                           (4,943)                    (4,174)
Interest expense                                                            (20,936)                   (18,249)
Debt repayment expense                                                            -                     (1,971)
Other                                                                            983                       486
                                                                           ---------                  --------

Net loss from continuing operations                                         (18,735)                   (14,394)

Discontinued operations:
   Gain on sale                                                                   -                     11,550
                                                                           --------                   --------
Net loss                                                                   $(18,735)                  $ (2,844)
                                                                           ========                   ========

Loss per share from continuing operations:
   Class A Common Stock                                                    $   (.69)                  $   (.53)
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.69)                  $   (.53)
                                                                           ========                   ========

Loss per share:
   Class A Common Stock                                                    $   (.69)                  $   (.11)
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.69)                  $   (.11)
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows



                                                                               Nine Months Ended September 30,
                                                                           -------------------------------------
                                                                              1994                       1993
                                                                           ----------                 ----------
                                                                                     (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(18,735)                  $ (2,844)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depletion, depreciation and amortization                               13,532                     14,174
      Gain on sale of discontinued operations                                     -                    (11,550)
      Amortization of debt issuance costs
         included in interest expense                                           925                      3,392
      Other                                                                   1,484                      1,750
      Changes in other assets and liabilities:
         Decrease in accounts receivable                                      4,688                      3,659
         Decrease (increase) in other current assets                            329                     (1,181)
         Payment of loan fees and costs                                        (238)                    (3,489)
         Decrease (increase) in other noncurrent assets                         130                        (92)
         Decrease in accounts payable                                        (5,563)                    (4,324)
         Decrease in accrued interest and liabilities                        (1,421)                    (6,572)
         Increase (decrease) in other noncurrent liabilities                   (202)                       996
                                                                           ---------                  --------
           Net cash used in operating activities                             (5,071)                    (6,081)
                                                                           --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                               (24,272)                   (13,054)
   Proceeds from sale of oil and gas properties                              21,692                      1,250
   Proceeds from sale of discontinued operations                                  -                     11,550
                                                                           --------                   --------
           Net cash used in investing activities                             (2,580)                      (254)
                                                                           --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term bank debt                                         42,490                     49,650
   Payments of long-term bank debt                                          (34,990)                   (99,650)
   Issuance of Senior Secured Notes                                               -                     56,250
   Other noncurrent financing                                                   (39)                        32
                                                                          ---------                   --------
           Net cash provided by financing activities                          7,461                      6,282
                                                                          ---------                   --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                            (190)                       (53)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                       13,559                     11,457
                                                                           --------                   --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $ 13,369                   $ 11,404
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
          For the Three Months and Nine Months Ended September 30, 1994 and 1993



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

2. The Company's Senior Gas Indexed Notes (i) rank pari passu with other senior debt of the Company (including bank indebtedness and the Senior Secured Notes), (ii) mature in 2002 and have no sinking fund requirements, (iii) have a 15% maximum interest rate above which the 13.25% base interest rate may not be increased as a result of a gas indexing feature, and (iv) are redeemable, at the option of the Company, at the prices (expressed as a percentage of principal amount) and during the indicated years beginning August 15: 1996 - 106%;
         1997 - 103%; and 1998 - 100%. At September 30, 1994 the interest rate on the Gas Indexed Notes, as adjusted for the gas indexing feature referred to above, was 13.9%.

3. The Company's Senior Secured Notes (i) rank pari passu with other senior debt of the Company (including bank indebtedness and the Senior Gas Indexed Notes), (ii) mature in 2000 and have no sinking fund requirements, (iii) bear interest at the rate of 11.5%, (iv) are secured by a mortgage (the "Secured Note Mortgage") on certain of the Company's oil and gas properties, with the amount and type of such properties being subject to adjustment, based upon the value of the properties and certain other factors, (v) provide that the incurrence by the Company of indebtedness, in excess of the Company's $25 million Revolving Credit Facility discussed below (or equivalent amount of indebtedness) is limited to $12 million plus 67% of the value of the Company's oil and gas reserves in excess of $251.6 million, with such value being the discounted future net cash flow before income taxes (the "SEC Value") computed in accordance with the Securities and Exchange Commission regulations, and (vi) are redeemable, at the option of the Company, at the prices (expressed as a percentage of principal amount) and during the indicated years beginning September 15: 1996 - 103%; 1997 - 102%; 1998 - 101%; and
         1999 - 100%. In accordance with the provisions of (iv) above, the SEC Value of the properties secured by the Secured Note Mortgage must be $93.8 million or more as of December 31, 1994 (with $78.8 million thereof being attributable to proved developed producing properties), with the Company being required, in the event of any shortfall in such SEC Value, to either pledge an appropriate amount of additional properties under the Secured Note Mortgage or offer to purchase (at par) an amount of Senior Secured Notes equal to the shortfall.

              Notes to Unaudited Consolidated Financial Statements
                                  (Continued)



4. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,473,000 shares and 1,528,000 shares for the quarter and nine months ended September 30, 1994, respectively, and 1,418,000 shares and 1,472,000 shares for the quarter and nine months ended September 30, 1993, respectively.

5. Included in the Consolidated Statements of Cash Flows is $20,814,000 and $18,821,000 of interest paid, net of amounts capitalized, during the nine months ended September 30, 1994 and 1993, respectively.

6. At September 30, 1994, the Company had $22,500,000 outstanding under a $25 million revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility (i) is secured by mortgages on certain of the Company's oil and gas properties (the "Mortgaged Properties");
         (ii) provides for an interest rate of either prime plus 1% or LIBOR plus 2 1/2%; (iii) requires that the commitment be reduced by 100% of the proceeds realized from the sale of Mortgaged Properties; (iv) requires that 75% of the proceeds (in excess of $5 million) from the sale of assets other than Mortgaged Properties be used to develop the Company's hydrocarbon reserves; (v) provides that the incurrence by the Company of indebtedness in excess of the Revolving Credit Facility commitment be limited to $5 million; (vi) requires regular quarterly commitment reductions of approximately $1.56 million beginning on October 1, 1995 through July 1, 1999; (vii) requires capital expenditures of not less than $5 million per annum during the three-year period ending October 1, 1996 in respect of the development of the Mortgaged Properties; and (viii) provides that, on a quarterly basis, the Company maintain at least a 1:1 ratio of its operating cash flow plus the proceeds of asset sales during the preceding four quarters (the "Period"), to interest paid by the Company during the Period plus the amount of any required commitment reductions during the four quarters following the Period.

7. In January 1994 the Company realized $22 million as a result of certain oil and gas property sales, including $7 million from its ongoing program to sell miscellaneous non-strategic oil and gas properties, as well as $15 million from the sale of a 50% interest in a partly-developed gas field in Louisiana. Approximately $5 million of the net cash proceeds from these sales was utilized to prepay all of the then outstanding indebtedness under the Revolving Credit Facility and the remaining $17 million was added to the Company's working capital and was utilized to fund a portion of the Company's 1994 capital expenditure program.

         As discussed under "Liquidity and Capital Resources", the Company plans to sell a total of $18.2 million of miscellaneous non-strategic oil and gas properties, with $11 million of such sales being anticipated to be completed in December 1994 and with the remainder being anticipated to be completed in January 1995. The net cash proceeds of such sales will be utilized to prepay any indebtedness outstanding under the Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        LIQUIDITY AND CAPITAL RESOURCES

The Company's gas production totaled 4.2 billion cubic feet ("BCF") for the quarter ended September 30, 1994, as compared to 4.4 BCF for the quarter ended June 30, 1994. The .2 BCF decline in production was largely due to delays in connecting a number of the Company's wells to pipeline and, to a lesser extent, to lower producing rates in several wells that went onstream in early 1994. As of September 30, 1994 7 wells, which are capable of producing .3 BCF of gas per quarter, were shut-in awaiting pipeline connection. All of such wells, as well as an additional 9 wells currently anticipated to produce approximately .5 BCF of gas per quarter, are anticipated to be on production by yearend 1994.

The Company's oil production totaled 270,000 barrels for the quarter ended September 30, 1994, as compared to 285,000 barrels in the June 30, 1994 quarter, with this decrease reflecting lower production rates in several mature fields. The Company's increased level of expenditures during the fourth quarter of 1994, as discussed in detail below, will fund a number of oil field development projects, including the start-up of a horizontal drilling program in the Company's largest oil field which, if successful, is anticipated to result in a stabilization of the Company's oil production by yearend 1994.

The Company's revenues and associated cash flows for the quarter ended September 30, 1994 were adversely affected by the above described oil and gas production decreases, as well as by a severe decline in gas prices (as compared to a year earlier), which more than offset an increase in oil pricing. The Company's average realized gas price for the quarter ended September 30, 1994 was $1.35 per thousand cubic feet ("MCF"), as compared to the $1.37 per MCF received in the 1994 second quarter. The depressed level of 1994 third quarter gas pricing, which has continued through November when the Company's realized gas price was $1.35 per MCF, is considerably lower than the $1.63 per MCF price received by the Company in the 1993 third quarter, and reflects an abnormally low level of gas pricing relative to the usual strengthening of gas pricing in the cooler autumn months. The Company's average realized oil price for the quarter ended September 30, 1994 increased to $15.34 per barrel, as compared to the $14.63 per barrel received in the 1994 second quarter. However, oil prices have since declined somewhat, such that the Company's average realized oil price was approximately $13.98 per barrel on November 10, 1994.

The above-described declines in oil and gas pricing, as well as the decline in production volumes, have adversely affected the Company's financial condition and increased its operating cash flow deficit. At November 14, 1994 the Company's bank debt outstanding under its Revolving Credit Facility was approximately $15 million and its working capital deficit was approximately $10 million.

The Company's capital expenditures totaled approximately $24.3 million during the nine months ended September 30, 1994, of which $16.2 million was used in development drilling and other operations, $3.4 million was used in exploratory drilling and $4.7 million was used in various other activities, including the acquisition of producing properties and undeveloped acreage. As a result of such expenditures, the Company believes that it has more than replaced its projected hydrocarbon production for 1994, as well as the reserves associated with its January 1994 asset sales which included 26.3 BCF of gas and 1.4 million barrels of oil.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The Company funded its capital expenditures during the nine months ended September 30, 1994 with a portion of the $22 million of proceeds realized from the January 1994 asset sales referred to above (see Note 7 of the Notes to the Company's Unaudited Financial Statements), and with borrowings under its Revolving Credit Facility. The Company recently agreed to sell $7.7 million of miscellaneous non-strategic oil and gas properties, and is currently negotiating to sell a further $10.5 million of such properties. It is anticipated that $11 million of such property sales will be completed in early December 1994 and that the remaining $7.2 million of such sales will be completed by mid-January 1995. Accordingly, the Company plans to fund a substantial portion of the Company's remaining 1994 capital expenditures of approximately $11 million with a portion of the proceeds of the $11 million of property sales anticipated to close in early December 1994, and plans to fund the remainder of its 1994 capital expenditures with borrowings under the Revolving Credit Facility. In this respect, it should be noted that certain modifications to the covenants contained in the Revolving Credit Facility may be required in order for the Company to fully utilize the proceeds of the planned December 1994 asset sale in respect of the remaining 1994 capital budget without a reduction in the Revolving Credit Facility of approximately $4 million (see Note 6 of the Notes to the Company's Unaudited Financial Statements for a description of the financial covenants contained in the Revolving Credit Facility).

During 1995 the level of the Company's capital expenditures will be contingent upon the Company's ability to fund such expenditures from the cash flow provided by the increased levels of hydrocarbon production projected for such year as a result of the development of a portion of the Company's proved undeveloped hydrocarbon reserves with the Company's 1994 capital budget of $35.3 million (net of the revenues and cash flow attributable to the producing properties sold as a portion of the property sales discussed above), the utilization of a portion of the proceeds of the property sales referred to above, and the utilization of the proceeds from the sale of a production payment. In respect, therefore, of funding the Company's 1995 capital expenditures, the Company anticipates using a portion of the $7.2 million of proceeds anticipated to be received from the mid-January 1995 asset sale, and a portion of the proceeds of the sale of a production payment in late 1994 involving the oil and gas producing properties mortgaged under the Revolving Credit Facility, with it being anticipated that the proceeds of the sale of such production payment would be approximately $30-35 million and thus be more than sufficient to prepay all of the bank debt outstanding under the Revolving Credit Facility. Assuming, however, that such production payment was not sold, the Company estimates that it could have as much as $12 million of bank debt outstanding under the Revolving Credit Facility and a working capital deficit of approximately $6 million after completing the $18.2 million of asset sales anticipated to be completed by January 1995 (including the $11 million anticipated to be closed in December 1994).

There can be no assurance, however, as to the levels of hydrocarbon production and related cash flow that will result from the Company's past capital expenditure programs, or that the Company's planned property sales will be completed, or that the Company will sell a production payment in late 1994, all as above-discussed, so that the Company would have a sufficient level of revenues and cash flow to both fund a substantial level of capital expenditures in 1995 and also enable it to meet its debt service and other obligations. Accordingly, in such circumstances, the Company's discretionary capital spending would have to be correspondingly reduced or eliminated, or it would have to make further asset sales consistent with the provisions of the Revolving Credit Facility and the Secured Note Mortgage (and/or substantially reduce its general and administrative expense), in order to meet its ongoing debt service and other obligations. In addition, it should be recognized that if the SEC Value of the properties securing the Senior Secured Notes should be less than $93.8 million as of December 31, 1994 (or if at least $78.8

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



million of such value is not attributable to proved developed producing properties), the Company would be required to either pledge an appropriate amount of additional properties under the Secured Note Mortgage or offer to purchase (at par) an amount of Senior Secured Notes equal to the amount of any such shortfall. There can be no assurance, however, that the Company will have sufficient funds to purchase any such shortfall amount of Senior Secured Notes or a sufficient amount of properties to pledge under the Secured Note Mortgage in respect of such shortfall (see Note 3 of the Notes to the Unaudited Financial Statements).

                             RESULTS OF OPERATIONS

The Company had a net loss from continuing operations of $6,803,000 and $18,735,000 for the quarter and nine months ended September 30, 1994, respectively, compared to a net loss from continuing operations of $7,055,000 and $14,394,000 for the quarter and nine months ended September 30, 1993. The net income (loss) for the 1993 periods includes a $11.5 million gain on the sale of discontinued operations.

The Company's revenues and operating cash flows have decreased during the 1994 periods as compared to the 1993 periods due to lower gas prices, lower oil production and, for the nine-month periods, a decrease in oil prices, as partially offset by increases in gas production, and, for the three-month periods, an increase in oil prices.

The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the three months and nine months ended September 30, 1994 and 1993:

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                       -----------------------        -----------------------
                                                         1994           1993            1994           1993
                                                       --------       --------        --------       --------
    Average Price:
      Oil and condensate (per barrel)                    $15.34          $13.39          $13.58          $15.12
      Gas (per thousand cubic feet)                       $1.35           $1.63           $1.48           $1.71
    Production:
      Oil and condensate (barrels)                      270,000         342,000         863,000       1,082,000
      Gas (thousand cubic feet)                       4,160,000       3,908,000      12,668,000      11,264,000
      Equivalent barrel (1)                             963,000         993,000       2,974,000       2,959,000

    (1) Oil and gas are converted to a common unit of measure on the basis of six MCF of gas to one barrel of oil.

Depletion, depreciation and amortization decreased on a unit of production basis for the 1994 periods as compared to the 1993 periods due to a decrease in the Company's depletion rate as a result of an increase in the Company's reserves during 1993 and 1994 at a finding cost substantially below its depletion rate. Lease operating expenses decreased on a unit of production basis for the 1994 periods as compared to the 1993 periods, primarily due to the sale in January 1994 of certain relatively high operating cost properties, and also due to operating efficiencies realized by the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the three months and nine months ended September 30, 1994 and 1993:

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                         -----------------------        -----------------------
                                                           1994           1993            1994           1993
                                                         --------       --------        --------       --------
                                                                         (per equivalent barrel)
    Production Costs                                     $3.90           $4.20           $3.73           $4.17
    Depletion, Depreciation and
      Amortization                                       $4.34           $4.59           $4.43           $4.66

The increase in general and administrative expenses for the 1994 periods as compared to the 1993 periods is due to a general increase in the Company's expenses.

The Company's interest expense increased for the quarter and nine months ended September 30, 1994 as compared to the comparable periods in 1993 as a result of
(i) the Company's issuance of $75 million of its 11.5% Senior Secured Notes Due 2000 ("Senior Secured Notes") in the second half of 1993 and the utilization of the net proceeds thereof to repay an equivalent amount of bank debt with a 7.1% borrowing rate during the 1993 periods and (ii) an increase in the interest rate on the Company's Gas Indexed Notes to 14% and 14.1% for the quarter and nine months ended September 30, 1994, respectively, as compared to 13.6% and 13.4% for comparable periods in 1993.

The Company incurred debt repayment expense of $2.0 million during the quarter ended September 30, 1993 in connection with the repayment of bank debt in connection with the Company's issuance of its Senior Secured Notes.

PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27     Financial Data Schedule

          (b)   Reports on Form 8-K

                On September 13, 1994, a Form 8-K was filed dated September 13, 1994, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.675% for the period November 15, 1994 to February 14, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRESIDIO OIL COMPANY
                                        Registrant



DATE:   November 14, 1994               /s/ Christopher S. Hardesty
        -------------------             -----------------------------------
                                        Christopher S. Hardesty
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer)



DATE:   November 14, 1994               /s/ Charles E. Brammeier
        -------------------             -----------------------------------
                                        Charles E. Brammeier
                                        Controller
                                        (Principal Accounting Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- - -------             -----------
   27         Financial Data Schedule
