Form 10-K405
PRESIDIO OIL CO
filed 1995-03-29
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended DECEMBER 31, 1994

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
             Title of Each Class                          on Which Registered
             -------------------                          -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.           [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1995 was $4,102,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1995 was as follows:

                  Class                                  Number Outstanding
                  -----                                  ------------------

CLASS A COMMON STOCK, $.10 PAR VALUE PER SHARE              25,318,085
CLASS B COMMON STOCK, $.10 PAR VALUE PER SHARE              3,216,585


                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held on or about June 20, 1995.

                                                    TABLE OF CONTENTS



                                                                                                            PAGE
                                                          PART I
ITEM 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
              GENERAL   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
              EXPLORATION AND PRODUCTION OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              EMPLOYEES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
              MARKETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
              COMPETITION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
              REGULATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
              EXPLORATION AND PRODUCTION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 Estimated Proved Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
                 Productive Wells and Developed Acreage   . . . . . . . . . . . . . . . . . . . . . . . . .   8
                 Production, Unit Prices and Costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
                 Undeveloped Acreage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 Drilling Activity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
              OFFICE LEASES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
ITEM 3.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . .  10

                                                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . .  11
ITEM 6.   SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
              LIQUIDITY AND CAPITAL RESOURCES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
              RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . . .  21
              INDEPENDENT AUDITORS' REPORT    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
              FINANCIAL STATEMENTS:
                Consolidated Balance Sheets as of December 31, 1994 and 1993  . . . . . . . . . . . . . . .  22
                Consolidated Statements of Operations for the Years Ended
                   December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
                Consolidated Statements of Stockholders' Equity (Deficit) for the Years
                   Ended December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . .  25
                Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .  28
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48

                                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . .  48
ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . .  48
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . .  48

                                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . .  49
              LIST OF DOCUMENTS FILED   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49
              REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54

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

The Company conducts most of its exploration, development and production operations in two regional areas: (i) the Rocky Mountains, with operations primarily in Wyoming and North Dakota, and (ii) the Mid-Continent, with operations primarily in western Oklahoma and south Louisiana. Within these regional areas, the Company's operations are concentrated in five core areas: the Green River Basin in Wyoming; the Powder River Basin in Wyoming; the Williston Basin in North Dakota; the Anadarko Basin in western Oklahoma; and south Louisiana.

During 1994 and the first three months of 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant industry-wide decline in the price of natural gas.

Although the Company was successful in 1994 in replacing both the oil and gas reserves produced and those divested by it during such year and increasing its gas production compared to 1993, a decline in oil production in 1994 and the severe decline in gas prices during the second half of 1994 more than offset such positive operating results. The Company's revenues and operating cash flows thus declined significantly in 1994 and early 1995, creating substantial uncertainties regarding the Company's ability to continue as a going concern in its current financial structure. Without a significant increase in hydrocarbon prices in the near future, the Company believes that it will be unable to continue to service all of its interest payment obligations during the remainder of 1995 and may have difficulty meeting other future financial obligations as well.

The Company is actively considering various alternatives intended to improve its financial condition and increase its operating cash flows, and has initiated discussions with respect to a restructuring of its 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), Senior Gas Indexed Notes Due 2002 (the "Senior GINs") and 9% Convertible Subordinated Debentures Due 2015 (the "9% Debentures") with a number of the holders of such securities. The Company has retained financial advisors to assist in such efforts. No assurance, however, can be given that the Company will be able to successfully conclude any of the arrangements being considered. See Items 7 and 8 of this Report for additional information as to the Company's operating losses, working capital deficiency and stockholders' deficit.

In 1994 Presidio recorded substantial success in adding 4.2 million barrels ("MMBbls") of oil and 66.2 billion cubic feet ("BCF") of gas or 15.2 million equivalent barrels of oil to its proved hydrocarbon reserves, compared to production of 1.1 MMBbls of oil and 17.2 BCF of gas and sales of lower-margin and non-core oil and gas properties consisting of 2.8 MMBbls of oil and 28 BCF of gas, and thereby replacing 133% of its production and property sales at a cost per equivalent barrel of $2.27. In terms of natural gas equivalents, the Company added 91 billion equivalent cubic feet of gas at a finding cost of $.38 per equivalent thousand cubic feet of gas.

Most of this increase in proved reserves resulted from the Company's successful field extension and other developmental operations, with the remainder being principally attributable to the acquisition of additional interests in oil and gas wells operated by the Company (see Note 13 to the Company's Consolidated Financial Statements contained in Item 8 of this Report for detailed information concerning the Company's oil and gas reserves, including certain producing property sales completed subsequent to yearend 1994). Moreover, notwithstanding the divestiture of 28 BCF of gas and the production of 17.2 BCF of gas, the Company's proved developed gas reserves increased from 164.5 BCF to
176.2 BCF during 1994.

Due to the current uncertainty as to its financial condition and the future trends in oil and gas pricing, the Company has determined to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1995 to those that are required to maintain its producing oil and gas properties as well as certain essential development and other drilling operations.

                     EXPLORATION AND PRODUCTION OPERATIONS

The exploration and production activities of the Company consist of the geological and geophysical evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other interests in exploratory prospects, the drilling of exploratory test wells, and the development and operation of properties for the production and sale of oil and gas. The Company's drilling activities include participation in a substantial amount of low-risk development drilling operations, as well as in selected high-risk, high-potential exploration prospects. The Company generates most of its exploration prospects, particularly in the Rocky Mountains, through its in-house geological staff. However, exploration and development drilling prospects may be identified by third parties, including independent petroleum consultants and other oil and gas companies through joint interest programs, particularly in the Mid-Continent. All of the drilling activities of the Company are performed by independent drilling contractors. The Company's two principal regional operating areas, and the operations conducted therein, are briefly described below. The reserves outside of such two regional operating areas totaled 27.3 BCF of gas, of which 1.2 BCF of gas was proved developed reserves.

ROCKY MOUNTAINS

At December 31, 1994, the Company had 452 gross (178 net) producing wells, 106,300 gross (43,000 net) developed acres and 667,100 gross (322,400 net) undeveloped acres in this area, primarily located in (i) the Moxa Arch and Red Desert areas of the Green River Basin in Wyoming, (ii) the Powder River Basin in Wyoming and (iii) the Williston Basin in North Dakota. The Company operates 343 of these gross wells. For the month ended January 31, 1995, net production from the Rocky Mountain area averaged approximately 30.5 million cubic feet ("MMCF") of gas per day and 2.3 thousand barrels ("MBbls") of oil per day, representing approximately 70% of the Company's average daily production for such period. At December 31, 1994 the Rocky Mountain area had proved reserves of 171.1 BCF of gas and 10.9 MMBbls of oil, representing approximately 58% of the Company's total proved oil and gas reserves, of which 106.1 BCF of gas and 8 MMBbls of oil were proved developed reserves.

MID-CONTINENT

At December 31, 1994, the Company had 321 gross (94 net) producing wells, 52,100 gross (20,300 net) developed acres and 36,500 gross (13,300 net) undeveloped acres in this area, primarily located in (i) south Louisiana and
(ii) the Anadarko Basin in western Oklahoma. The Company operates 106 of these gross wells. For the month ended January 31, 1995, net production from the Mid-Continent area averaged approximately 16.5 MMCF of gas per day and .4 MBbls of oil per day, representing approximately 30% of the Company's average daily production for such period. At December 31, 1994 the Mid-Continent area had proved reserves of 125.6 BCF of gas and 2.4 MMBbls of oil, representing approximately 35% of the Company's total proved oil and gas reserves, of which
68.9 BCF of gas and 1.5 MMBbls of oil were proved developed reserves.

                                   EMPLOYEES

As of March 15, 1995, the Company had 133 employees of which 33 were field employees. The Company's employment level will change over time as required by its operations. In addition, the Company intends to engage the services of independent geological, engineering, land, accounting and other consultants from time to time to assist with its operations.

                                    MARKETS

The Company's gas production has historically been sold under contracts with marketing and transportation companies and with end-users. In past years a surplus of gas has been available to the marketplace in certain areas of the United States, resulting in industry-wide price weakness. During 1993 and early 1994 gas prices strengthened, and the Company benefitted from such improved prices since its contracts with third-party purchasers provide for short-term and/or market sensitive pricing for the majority of its gas production. However, since mid-1994 gas prices have declined significantly and the outlook for gas prices during the remainder of 1995 is uncertain, with there being no current indication that 1995 prices will substantially strengthen in the near term. See Item 7 of this Report for additional information as to the Company's markets and prices.

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

Oil and gas operations are also subject to extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of human health and the environment. These regulations are often difficult and costly to comply with and carry substantial penalties for failure to comply. In addition, these regulations may restrict the rate of oil and gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. To date, expenditures by the Company related to compliance with these laws have not been significant. The Company believes, however, that environmental regulations, including regulations with respect to the handling and disposal of oil and gas exploration and production wastes and oil field wastes contaminated by naturally occurring radioactive materials, and the imposition of financial responsibility requirements with respect to environmental cleanup costs (e.g. regulations requiring environmental liability insurance or other types of financial assurance) may result in additional costs to the Company in the future. For example, amendments to the Resource Conservation and Recovery Act to regulate further the handling, transportation, storage and disposal of oil and gas exploration and production wastes have been considered by Congress and may be adopted. Also, in August 1993 the U.S. Minerals Management Service published an advance notice of its intent to adopt regulations that may require owners of oil and gas facilities that could be the source of an oil spill into waters of the United States to provide $150 million in financial assurances to cover costs that might be incurred by governmental authorities in responding to and cleaning up an oil spill. Furthermore, at least two courts have recently ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called the "Superfund") and thus such wastes may be subject to the cleanup and liability standards established under the federal Superfund program. Such legislation, regulations and court decisions, if enacted, adopted or upheld, could have a significant adverse impact on the Company's operating costs.


ITEM 2.  PROPERTIES.

                           EXPLORATION AND PRODUCTION

The Company's operations are concentrated in five core areas where the Company conducts most of its exploration and development drilling and acquisition activity: the Green River Basin in Wyoming; the Powder River Basin in Wyoming; the Williston Basin in North Dakota; the Anadarko Basin in western Oklahoma; and south Louisiana. None of the Company's oil and gas production is subject to long-term supply or similar agreements with foreign governments or authorities.

OPERATIONS

At December 31, 1994, the Company operated approximately 77% of the net producing wells in which it owned an interest. The operator of a well supervises production, maintains production records, employs field personnel and performs other functions on behalf of all owners of such operated wells. See "Business - Exploration and Production Operations" contained in Item 1 of this Report for information concerning the Company's operating areas.

The Company's oil and gas operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as fires, explosions, encountering formations with abnormal pressures, blowouts, cratering and oil spills, any of which can result in loss of hydrocarbons, environmental pollution, personal injury claims and loss of life. Such hazards can also severely damage or destroy equipment, sub-surface structures, surrounding areas or property of others. As protection against such operating hazards, the Company maintains insurance coverage, including operator's extra expense, physical damage on certain risks, employer's liability, comprehensive general liability and workers' compensation. The Company believes that such insurance is adequate and customary for companies of a similar size engaged in operations similar to those of the Company, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The Company does not carry business interruption insurance in respect of most of its operations and the occurrence of an event that is not fully covered by insurance could have an adverse impact upon the Company's financial condition and results of operations.

ESTIMATED PROVED RESERVES

The following tables set forth estimates of proved oil and gas reserves and the present value of estimated future net revenues attributable to such reserves, based on the assumptions that oil and gas prices will remain fixed at yearend levels, with escalation up to prices which prevail under fixed and determinable escalation provisions of existing oil and gas contracts, and that operating costs will remain fixed at yearend levels. The present value of the estimated future net revenues from proved oil and gas reserves at the dates indicated below was computed by discounting the aggregate estimated future net revenues by 10% per year. The present value does not represent the fair market value of such reserves. This information is based primarily upon reserve reports prepared by the Company and reviewed by Huddleston & Co., Inc., Houston, Texas, an independent petroleum and geological engineering firm.

Proved reserves are the estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgement. Results of drilling, testing and production subsequent to the date of the estimate may result in revisions of such estimate. Accordingly, estimates of reserves are often materially different from the quantities of oil and gas that are ultimately recovered and such estimates will change as future production and development information becomes available. The reserve data represents estimates only and should not be construed as being exact. Estimates of proved reserves at December 31, 1994 have not been previously filed by the Company with, or included in reports to, any federal authority or agency.

                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                  1994 (1)(3)       1993 (1)            1992 (1)
                                                                 ------------      --------            --------
   Estimated proved oil and gas reserves:
     Oil and condensate (MBbls)                                     13,273              13,036             13,863
     Gas (MMCF)                                                    323,978             302,954            268,871
     Present value of future net revenues (thousands) (2)         $236,639            $294,650           $284,911
   Estimated proved developed oil and gas reserves:
     Oil and condensate (MBbls)                                      9,494               9,942             10,001
     Gas (MMCF)                                                    176,207             164,530            131,164
     Present value of future net revenues (thousands) (2)         $161,173            $184,055           $172,689

         (1) Includes proved undeveloped gas reserves of 26.1 BCF, 27.5 BCF and 28.1 BCF at December 31, 1994, 1993 and 1992,
                 respectively, which are subject to a joint drilling participation agreement as discussed in Note 11 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.
         (2) Represents the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves, before a provision for future income taxes.
         (3) See Notes 12 and 13 to the Company's Consolidated Financial Statements contained in Item 8 of this Report for information concerning oil and gas property sales completed by the Company subsequent to yearend 1994.

See Note 13 to the Company's Consolidated Financial Statements contained in
Item 8 of this Report for an analysis of changes in proved oil and gas reserves and changes in the present value of future net revenues.

PRODUCTIVE WELLS AND DEVELOPED ACREAGE

The following table sets forth the Company's developed acreage and productive wells at December 31, 1994. "Gross" refers to the total acres or wells in which the Company has a working interest, and "Net" refers to gross acres or wells multiplied by the percentage of working interest owned by the Company.


                                                              Productive Wells (2)
                                    ------------------------------------------------------------------------
   Developed Acreage(1)                     Oil                        Gas                       Total
   -----------------                -------------------        ------------------         ------------------
    Gross      Net                  Gross          Net         Gross         Net          Gross         Net
   -------    -----                 -----         -----        -----        -----         -----        -----
   159,000    63,500                  275           116          517          161           792          277

   (1)      Developed acreage is acreage assignable to productive wells.
   (2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections or necessary governmental certification to commence deliveries, and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well. The gross wells reported above which had multiple completions totaled 11.

PRODUCTION, UNIT PRICES AND COSTS

Information with respect to production and average unit prices and costs for the years ended December 31, 1994, 1993 and 1992 is set forth below:


                                                                   Years Ended December 31,
                                                         ---------------------------------------------
                                                          1994                1993               1992
                                                         ------              ------             ------
Production:
  Oil and condensate (MBbls)                              1,137               1,436              1,877
  Gas (MMCF)                                             17,219              15,340             19,407
Average sales price:
  Oil and condensate (per Barrel)                        $13.81              $14.55             $16.68
  Gas (per MCF) (1)                                      $ 1.45              $ 1.73             $ 1.71
Average production costs per
    equivalent barrel (2)(3)                             $ 3.71              $ 4.10             $ 4.38
Average production costs per
    equivalent MCF (2)(3)                                $  .62              $  .68             $  .73

  (1) In December 1992 the Company sold its West Virginia proved developed properties which had received an above-market contract price for gas sales. The Company's pro forma gas price excluding such West Virginia properties was $1.54 for the year ended December 31, 1992.
  (2) Oil and gas are converted to a common unit of measure ("equivalent barrel" or "equivalent MCF") on the basis of six MCF of gas to one barrel of oil.
  (3) The components of production costs may vary substantially among wells, depending on the methods of recovery employed and other factors, but generally include production taxes, administrative overhead, workovers, maintenance and repair, labor and utilities.

UNDEVELOPED ACREAGE

At December 31, 1994, the Company owned 873,200 gross (424,200 net) undeveloped acres, all of which are located in the continental United States. The table below sets forth the states in which such acreage is located and the number of gross and net acres in each.

   State                                            Gross Acres                      Net Acres
   -----                                            -----------                      ----------
   Wyoming                                             468,900                         269,700
   West Virginia (1)                                   169,600                          88,500
   Montana                                             161,600                          29,200
   North Dakota                                         27,600                          16,100
   Texas                                                13,000                           5,000
   Louisiana                                             9,600                           2,800
   Oklahoma                                              6,900                           3,400
   New Mexico                                            2,100                           1,000
   Other                                                13,900                           8,500
                                                       -------                         -------
      TOTAL                                            873,200                         424,200
                                                       =======                         =======

         (1) This acreage is subject to a joint drilling participation agreement as discussed in Note 11 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.

DRILLING ACTIVITY

During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:

                                                                   Years Ended December 31,
                           ----------------------------------------------------------------------------------------------
                                     1994                                    1993                             1992
                           ----------------------------         --------------------------      -------------------------
                                                Success                            Success                        Success
                           Gross      Net        Ratio          Gross      Net      Ratio       Gross      Net     Ratio
                           -----    -------     -------         -----    -------   -------      -----    -------  -------
Exploratory:
    Productive                 1       .24        11.2           3         1.57       71.0         3       1.21      45.0
    Non-Productive             6      1.91        88.8           2          .64       29.0         6       1.48      55.0
                              --     -----       -----          --        -----      -----        --      -----     -----
                               7      2.15       100.0           5         2.21      100.0         9       2.69     100.0
                              --     -----       -----          --        -----      -----        --      -----     -----

Development:
    Productive                56     15.99        92.4          51        12.66       91.7        28      11.49      82.1
    Non-Productive             3      1.32         7.6           3         1.14        8.3         6       2.50      17.9
                              --     -----       -----          --        -----      -----        --      -----     -----
                              59     17.31       100.0          54        13.80      100.0        34      13.99     100.0
                              --     -----       -----          --        -----      -----        --      -----     -----

Total:
    Productive                57     16.23        83.4          54        14.23       88.9        31      12.70      76.1
    Non-Productive             9      3.23        16.6           5         1.78       11.1        12       3.98      23.9
                              --     -----       -----          --        -----      -----        --      -----     -----
                              66     19.46       100.0          59        16.01      100.0        43      16.68     100.0
                              ==     =====       =====          ==        =====      =====        ==      =====     =====

The above well information excludes wells in which the Company has only an overriding royalty interest.

At December 31, 1994, the Company was participating in the drilling or completion of 15 gross (5.86 net) wells.

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

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

The Company's common stock is listed for trading on the American Stock Exchange and The International Stock Exchange, London. The following table sets forth the high and low sales prices of the Company's common stock on the American Stock Exchange:

                                                      Class A                            Class B
                                          --------------------------              --------------------
                                           High                Low                High           Low
                                          ------              -----               ------         -----
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

  1994:
    1st Quarter . . . . . . . . . . . . . 2 3/8               1 5/8                2 1/2         1 5/8
    2nd Quarter . . . . . . . . . . . . . 1 15/16             1 1/4                1 7/8         1 5/8
    3rd Quarter . . . . . . . . . . . . . 1 13/16             1 1/16               1 5/8         1 1/8
    4th Quarter . . . . . . . . . . . . . 1 5/16              3/8                  1 3/8         5/8


At March 15, 1995, the Company estimates that there were approximately 995 record holders of Class A Common Stock and 500 record holders of Class B Common Stock.

The last reported sales prices of the Company's Class A Common Stock and Class B Common Stock on the American Stock Exchange on March 15, 1995 were $.1875 and $.50 per share, respectively.

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

                                                                 Years Ended December 31,
                                           -----------------------------------------------------------------------
                                             1994             1993          1992            1991            1990
                                           --------        --------       --------        --------        --------
                                                              (in thousands, except per share data)
FOR THE PERIOD:

Oil and gas revenues                      $ 40,643        $ 47,476        $ 64,442        $ 95,151        $109,276
Gross profit (loss)                          8,132          12,757           1,093         (42,439)         37,366
Net earnings (loss) from
  continuing operations                    (24,562)        (18,783)        (32,696)        (76,112)          4,311
Net earnings (loss) attributable
  to common shares                         (24,562)         (7,233)        (23,869)        (74,268)            393
Net earnings (loss) from
  continuing operations per share
  of Class A Common Stock                     (.91)           (.70)          (1.13)          (2.65)            .16
Net earnings (loss) from
  continuing operations per share
  of Class B Common Stock                     (.91)           (.70)          (1.23)          (2.75)            .06
Earnings (loss) per share of
  Class A Common Stock                        (.91)           (.27)           (.82)          (2.58)            .03
Loss per share of Class B
  Common Stock                                (.91)           (.27)           (.92)          (2.68)           (.07)
Dividends per share of
  Class A Common Stock                           -               -             .10             .10             .10

AT END OF PERIOD:

Total assets                              $259,572        $280,420        $276,959        $440,389        $507,828
Long-term bank debt, excluding
  current installments                      21,000          15,000          73,000         187,500         158,945
Senior Secured Notes                        75,000          75,000               -               -               -
Convertible Subordinated Debentures         50,000          50,000          50,000          50,000          50,000
Gas Indexed Notes                          100,000         100,000         100,000         100,000         100,000
Stockholders' equity (deficit)             (20,548)          3,565          10,851          37,945         124,121

The Company's historical results have been affected by a number of transactions during the five years shown above, the most significant of which were: (i) in December 1989 the Company completed an acquisition for approximately $157 million in cash which was financed through the issuance in February 1990 of $50 million of 9% Convertible Subordinated Debentures, 10 million shares of the Company's Class A Common Stock at $7.50 per share and the incurrence of bank debt; (ii) as a result of the low oil and gas prices received at certain times during 1992 and 1991, the Company was required to reduce the carrying value of its oil and gas properties by $15 million and $68 million, respectively, which, in turn, reduced its stockholders' equity by an equivalent amount; (iii) in July 1992, the Company completed the sale of Mountain Gas Resources, Inc. ("MGRI"), a subsidiary of the Company which then owned its Wyoming gas gathering and processing business, as well as its marketing operations (all of which have been accounted for as discontinued operations) for net cash proceeds of $77.5 million which were used to prepay an equivalent amount of bank debt;
(iv) in December 1992, the Company completed the sale of its proved developed reserves and associated gathering systems in West Virginia for net cash proceeds of $32.6 million which was used to repay bank and other indebtedness of the Company; and (v) in July 1993 the Company received $11.6 million from the sale of the Company's remaining equity interest in MGRI (which has been accounted for as discontinued operations).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained in Item 8 of this Report.

                        LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCIAL CONDITION AND RECENT DEVELOPMENTS

Current Financial Condition. During 1994 and the first three months of 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant industry-wide decline in the price of natural gas.

Although the Company was successful in 1994 in replacing both the oil and gas reserves produced and those divested by it during such year and increasing its gas production compared to 1993, a decline in oil production in 1994 and the severe decline in gas prices during the second half of 1994 more than offset such positive operating results. The Company's revenues and operating cash flows thus declined significantly in 1994 and early 1995, creating substantial uncertainties regarding the Company's ability to continue as a going concern in its current financial structure. Without a significant increase in hydrocarbon prices in the near future, the Company believes that it will be unable to service all of its interest payment obligations during the remainder of 1995 and may have difficulty meeting other future financial obligations as well.

The Company is actively considering various alternatives intended to improve its financial condition and increase its operating cash flows, and has initiated discussions with respect to a restructuring of its 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), Senior Gas Indexed Notes Due 2002 (the "Senior GINs") and 9% Convertible Subordinated Debentures Due 2015 (the "9% Debentures") with a number of the holders of such securities. The Company has retained financial advisors to assist in such efforts. No assurance, however, can be given that the Company will be able to successfully conclude any of the arrangements being considered.

Ability to Service Debt. Because of its current financial condition and operating cash flow deficit, the Company believes that, absent a restructuring of its debt, it will be unable to meet all of its interest payment obligations on the Senior Secured Notes, the Senior GINs and on the 9% Debentures as they become due during the remainder of 1995. In addition, substantially all of the Company's oil and gas reserves are pledged to secure the Company's bank debt and the Senior Secured Notes, with the result that the Company is not able to sell such assets in order to fund the above-mentioned interest payments. See "Long-Term Debt" and "Debt Service" below. The failure to make such payments would constitute a Default under each of the indentures governing the Senior Secured Notes, the Senior GINs and the 9% Debentures.

Each of these indentures provide a 30-day grace period in which the Company may cure a Default thereunder caused by the failure to pay interest before an Event of Default occurs. If the Company were to fail to pay any defaulted interest during the applicable grace period, then an Event of Default under each of the indentures would occur. If an Event of Default with respect to the Senior Secured Notes occurs, the outstanding $75 million of Senior Secured Notes could be declared to be immediately due and payable, and the trustee under the indenture governing the Senior Secured Notes (the "Senior Secured Notes Indenture") would be entitled to exercise various remedies, including foreclosure of a mortgage on a substantial portion of the Company's oil and gas properties. If an Event of Default with respect to the Senior GINs occurs, the outstanding $100 million of Senior GINs could be declared immediately due and payable. If an Event of Default occurs with respect to the 9% Debentures, the outstanding $50 million of 9% Debentures could also be declared due and payable.

In addition, the failure to pay interest on the Senior Secured Notes, the Senior GINs or the 9% Debentures would constitute a Default under the Company's bank credit agreement (the "Credit Agreement") and thus the Company would be prohibited from borrowing additional funds thereunder until such Default was cured. An Event of Default with respect to the Senior Secured Notes, the Senior GINs or the 9% Debentures would also cause an Event of Default under the Credit Agreement, which could lead to the $19.7 million outstanding thereunder at March 16, 1995 being declared immediately due and payable, and the subsequent foreclosure of a mortgage on substantially all of the Company's oil and gas properties not pledged to secure the Senior Secured Notes.

Collateral Value Requirement for the Senior Secured Notes. The Senior Secured Notes are secured by a lien on certain proved oil and gas reserves (the "Pledged Assets") pursuant to a pledged assets agency agreement (the "Pledged Assets Agency Agreement"). The Pledged Assets Agency Agreement requires that, as of various dates, the Security Value (as defined below) of the Pledged Assets and the Security Value of the Pledged Assets that are proved developed producing reserves (the "Pledged Producing Assets") must be equal to or greater than certain specified percentages of the then outstanding amount of Senior Secured Notes. For the purposes of this discussion, "Security Value" means the aggregate present value (computed at a discount rate equal to 10% per annum) of the future net revenues of proved oil and gas reserves, calculated in accordance with the rules of the Securities and Exchange Commission.

On or before each March 31, the Company is required to calculate the Security Values of the Pledged Assets and the Pledged Producing Assets as of the preceding December 31. Because of the severe decline in gas prices during the second half of 1994, the Security Values of both the Pledged Assets and the Pledged Producing Assets as of December 31, 1994 were less than the required percentages, resulting in deficiencies (the "Deficiencies") in respect of Pledged Assets and Pledged Producing Assets of $4 million and $7.3 million, respectively. The Deficiencies may be cured if (i) prior to May 31, 1995, the Company pledges sufficient additional Pledged Assets and Pledged Producing Assets to eliminate the Deficiencies or purchases $7.3 million of the Senior Secured Notes or (ii) during the period April 1 - September 1, 1995, the Security Values of the Pledged Assets and the Pledged Producing Assets increase due to higher hydrocarbon prices or reserve volumes. The Company estimates that an increase in such Security Values sufficient to cure the Deficiencies would require an approximate $.50 per MCF rise in the price the Company receives for its natural gas over the average of $1.15 per MCF the Company received in February 1995. To the extent the Deficiencies are not so cured prior to May 31, 1995, then the Company is required, prior to June 30, 1995, to offer to purchase (the "Purchase Offer") at par an amount of Senior Secured Notes sufficient to cure the remaining Deficiencies.

The Company currently anticipates that it will pledge assets with a Security Value sufficient to cure most of the Deficiencies, and that the net amount of Senior Secured Notes that will be subject to the Purchase Offer would be up to approximately $2.5 million; however, a significant increase in hydrocarbon prices during the period that the Purchase Offer is open for acceptance (July 1
- August 29, 1995), which pricing increase is not currently anticipated by the Company, could reduce the amount of Senior Secured Notes that the Company would be required to purchase as a result of the Purchase Offer.

If the Company were to be unable to comply with any of the requirements described above in respect of curing the Deficiencies by the dates set forth for such compliance, the Company would be in Default under the Senior Secured Notes Indenture. If such a Default were to continue for more than 30 days without being cured, an Event of Default under the Senior Secured Notes Indenture would occur and the trustee under such indenture and the holders of Senior Secured Notes would have the remedies described above in respect of an Event of Default under the Senior Secured Notes Indenture. Such an Event of Default would also result in cross-defaults under the Credit Agreement and the indentures relating to the Senior GINs and the 9% Debentures. See "Ability to Service Debt" above.

Ability to Replace Reserves Produced and Maintain Production Levels. The ability of the Company to maintain and/or increase its current levels of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves being produced in 1995 depends on the availability of funds for capital expenditures. Due to the Company's current financial condition and operating cash flow deficit, the Company has limited funds available for development and other drilling operations during 1995. See "Capital Expenditures" below. Unless the Company is able to restructure its debt and thus spend significant amounts on capital expenditures during the remainder of 1995, the Company's production and volumes of proved oil and gas reserves are likely to decline significantly during 1995. Such a decline in production would increase the Company's operating cash flow deficit, and a decline in reserve volumes would adversely affect the ability of the Company to raise capital and could cause further Deficiencies under the collateral value requirement relating to the Senior Secured Notes. See "Collateral Value Requirement for the Senior Secured Notes" above. Oil and gas reserve volumes are also significantly impacted by changes in the prices of oil and gas. See "Markets and Prices" below.

LONG-TERM DEBT

At March 16, 1995, the total long-term debt of the Company was $244.7 million. Of such amount, $19.7 million was outstanding under the Credit Agreement, a $25 million revolving credit facility with a current borrowing availability of $21.4 million. Available borrowing capacity under the Credit Agreement was $1.7 million at March 16, 1995. Borrowings under the Credit Agreement bear interest at a per annum rate of either prime plus 1% or LIBOR plus 2 1/2% and are secured by mortgages on substantially all of the Company's oil and gas properties (the "Mortgaged Properties") other than the Pledged Assets. The Credit Agreement requires quarterly commitment reductions of approximately $1.4 million from October 1, 1995 through July 1, 1999. In addition, the Credit Agreement contains certain covenants and financial tests which may from time to time restrict the Company's activities. See Note 2 to the Company's Consolidated Financial Statements contained in Item 8 of this Report. At March 16, 1995, the estimated future minimum principal payment requirements under the Credit Agreement were $0 in 1995, $4.3 million in 1996 and $5.6 million in each of 1997 and 1998, and $4.2 million in 1999. The Company has initiated discussions with respect to modifying the available borrowing capacity and certain other provisions of the Credit Agreement in connection with the possible restructuring of its other debt obligations.

The other long-term debt of the Company consists of $50 million of 9% Debentures, $75 million of Senior Secured Notes, and $100 million of Senior GINs. The Senior Secured Notes bear interest at 11.5% per annum and are secured by a mortgage on the Pledged Assets as described above. The Senior GINs currently bear interest at 13.3% per annum; however, such rate may increase pursuant to a formula, based upon certain published average spot gas prices, as set forth in Note 2 to the Company's Consolidated Financial Statements contained in Item 8 of this Report. As discussed above, the Company has initiated discussions with respect to restructuring the Senior Secured Notes, Senior GINs and 9% Debentures with a number of the holders of such securities. No assurance, however, can be given that the Company will be able to successfully conclude any of the arrangements being considered.

DEBT SERVICE

Assuming (i) interest on the Senior GINs and the prime rate remain at 13.3% per annum and 9% per annum, respectively (their levels at March 16, 1995), and (ii) borrowings outstanding under the Credit Agreement remain at $19.7 million (the level at March 16, 1995), the Company would have required principal payments of $0, $4.3 million and $5.6 million, respectively, during 1995, 1996 and 1997 and interest payments of approximately $28.4 million, $28.2 million and $27.6 million, during the same three years. Based on these assumptions, during the period April 1 - December 31, 1995, the Company's monthly interest payments under the Credit Agreement would be $165,000 and the following amounts would also be due in respect of the Senior Secured Notes, Senior GINs and 9%
Debentures:

             Amount Due                         Date Due                      Obligation
            -----------                    --------------------           -------------------
            $3,325,000                      May 15, 1995                    Senior GINs
             2,156,000                      June 15, 1995                   Senior Secured Notes
             3,325,000                      August 15, 1995                 Senior GINs
             2,156,000                      September 15, 1995              Senior Secured Notes
             2,250,000                      September 15, 1995              9% Debentures
             3,325,000                      November 15, 1995               Senior GINs
             2,156,000                      December 15, 1995               Senior Secured Notes

In addition, if the Company is unable to cure the Deficiencies in respect of the Security Values related to the Senior Secured Notes as described above, the Company could be required to make the Purchase Offer. See "Collateral Value Requirements for the Senior Secured Notes".

Because of its current financial condition and operating cash flow deficit, the Company believes that, absent a restructuring of its debt, it will be unable to meet all of its interest payment obligations on the Senior Secured Notes, the Senior GINs and on the 9% Debentures as they become due during the remainder of 1995. See "Ability to Service Debt" above.

CAPITAL EXPENDITURES

The Company's capital expenditures for its oil and gas operations totaled approximately $34.5 million in 1994, as compared to capital expenditures on such operations of $21 million and $15.9 million in 1993 and 1992, respectively. Of the capital expenditures made during 1994, $24.4 million was used in development and recompletion activities, $3.5 million was used in exploratory activities, and $6.6 million was used in various other activities, including acquisitions of producing properties and undeveloped acreage. The Company funded its capital expenditures during 1994 with borrowings under the Credit Agreement and the proceeds of asset sales. Due to the current uncertainty as to its financial condition and future trends in oil and gas pricing, the Company has determined to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1995 to those that are required to maintain its producing oil and gas properties as well as certain essential development and other drilling operations. Except for a requirement under the Credit Agreement that the Company spend $5 million per year on the Mortgaged Properties during the three-year period ending October 1, 1996, the timing of most of the Company's capital expenditures is discretionary and there are currently no material long-term commitments associated with the Company's capital expenditure plans. The unavailability of funds for capital projects could also materially and adversely impact the value of the Company's interest in properties it owns jointly with others. Pursuant to the operating agreements governing these joint ownership relationships, the Company could be forced to contribute funds for capital projects in respect to these properties or suffer "non-consent" penalties. Such penalties could materially and adversely affect the value of the Company's ownership interest in any such properties.

MARKETS AND PRICES

Oil and gas prices depend on a number of factors outside the control of the Company, including industry-wide inventory levels, the availability of imported oil and gas, the availability and marketing of competitive fuels, governmental regulation, seasonal weather patterns, and general economic conditions. As a result, an accurate prediction cannot be made as to what the prices of oil and gas may be in future periods.

During 1994, the average prices received for oil and gas by the Company were $13.81 per barrel and $1.45 per MCF, respectively, as compared to $14.55 per barrel of oil and $1.73 per MCF of gas in 1993 and $16.68 per barrel of oil and $1.71 per MCF of gas in 1992. During February 1995, the average prices received for oil and gas by the Company were $15.42 per barrel and $1.15 per MCF, respectively. The Company estimates that (i) a $1.00 per barrel change in the average oil price received by the Company during 1995 would result in an estimated change of approximately $.9 million to both the Company's net income and cash flow for 1995; and (ii) a $.10 per MCF change in the average gas price received by the Company during 1995 would result in an estimated change of approximately $1.6 million to both the Company's net income and cash flow for 1995. Therefore, any substantial and extended decline in the price of oil or gas would have a further material adverse effect on the Company's financial condition and its results of operations. Conversely, a substantial and extended increase in oil and gas prices would improve the Company's financial condition and results of operations.

The Company's revenues, net income and cash flows are directly linked to the price of oil and natural gas. During 1994 and the first three months of 1995, a significant industry-wide decline in the price of natural gas materially and adversely affected the financial condition and operating cash flows of the Company. See "Current Financial Condition and Recent Developments." These gas price declines also have had an adverse impact on the value of the Company's proved oil and gas reserves. A downward revision in the value of such reserves could impair the ability of the Company to obtain additional financing in the future and could also cause Deficiencies in the collateral value requirement under the Senior Secured Notes Indenture similar to those discussed above.

OTHER

Certain of the West Virginia gas reserves sold by the Company to Belden & Blake in 1992 are subject to a long-term gas contract providing for prices above the current spot market price for West Virginia gas. In connection with the sale, the Company guaranteed certain minimum levels of performance, on an annual basis, by the gas purchaser under this contract such that should performance under this contract be less than the levels guaranteed by the Company, Belden & Blake can draw on a letter of credit established for such purpose by the Company. See Note 11 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.

                             RESULTS OF OPERATIONS

LOSS FROM CONTINUING OPERATIONS

The Company recognized losses from continuing operations of $24,562,000, $18,783,000 and $32,696,000 for 1994, 1993 and 1992, respectively.
Contributing to the loss during 1992 was a reduction in the carrying value of the Company's oil and gas properties of $15,000,000.

    Oil and Gas Revenues. Oil and gas revenues have decreased during each of the past three years due primarily to lower oil production and lower oil and gas prices. Oil production for 1994 and 1993 decreased 21% and 23%, respectively, from their prior-year levels. Sales of certain producing properties accounted for 74% of the decrease in oil production in 1994 and 27% of the decrease in 1993 with the remaining decrease in oil production resulting from lower production rates in several significant fields. Gas production for 1994 increased 12% from 1993 due to the Company's successful drilling operations. Gas production declined 21% for 1993 as compared to 1992 with sales of certain producing properties accounting for all of such decrease in gas production.

    The following table reflects the average prices received for oil and gas and the amount of oil and gas production for 1994, 1993 and 1992.

                                                               1994                1993                 1992
                                                              --------            --------            --------
    Average Price:
     Oil and condensate (per Bbl)                              $13.81              $14.55              $16.68
     Gas (per MCF)                                             $ 1.45              $ 1.73              $ 1.71 (1)

    Production:
      Oil and condensate (MBbls)                                1,137               1,436               1,877
      Gas (MMCF)                                               17,219              15,340              19,407

         (1) In December 1992 the Company sold its West Virginia proved developed properties which had received an above-market contract price for gas sales. The Company's pro forma gas price excluding such West Virginia properties was $1.54 per MCF for the year ended December 31, 1992.

         Operating Expenses. Lease operating expenses, production taxes and depletion, depreciation and amortization have each decreased when comparing 1994 to 1993 and when comparing 1993 to 1992. The decrease in lease operating expenses was due primarily to the sale of various higher operating cost properties and also due to the increased operating efficiencies realized by the Company. The decrease in production taxes resulted from the reduced oil and gas revenues received when compared to those received a year earlier. The reduced amount of depletion, depreciation and amortization was due to a decrease in production (on an equivalent barrel basis), the reduction in the carrying value of the Company's oil and gas properties as described below, and an increase in the Company's reserves at a finding cost substantially below its depletion rate.

         Under the rules of the Securities and Exchange Commission for companies utilizing the full cost method of accounting, the carrying value of oil and gas properties is limited to the present value, as of the end of each fiscal quarter, of the estimated future net revenues from proved reserves using current pricing (with consideration of price changes only to the extent provided by contractual agreements), discounted at 10%, after adjusting for tax effects. As a result of the declines in oil and gas prices during 1992, the Company was required to reduce the carrying value of its oil and gas properties by $15,000,000. No such reduction has been required since the first quarter of 1992.

         The following table shows certain costs associated with oil and gas revenues per equivalent barrel of oil for 1994, 1993 and 1992.

                                                                     1994                 1993                1992
                                                                   --------             --------            --------
                                                                                  (per equivalent barrel)
Production Costs                                                     $3.71                $4.10               $4.38
Depletion, Depreciation and Amortization                             $4.41                $4.60               $5.08

         General and Administrative Expense. General and administrative expense increased 14% during 1994 as compared to 1993 due to a general increase in the Company's expenses together with certain non-recurring legal and other costs. General and administrative expense decreased 17% during 1993 as compared to 1992 due to the consolidation and downsizing of certain of the Company's division offices and associated operations during 1991 and during the first half of 1992. The reduction in general and administrative expense during 1993 is also due in part to the Company's adoption of a new method of accounting for its Employee Stock Ownership Plan as discussed in Note 6 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.

         Interest Expense. The Company's interest expense increased in 1994 as compared to 1993 as a result of (i) the Company's issuance of $75 million of its 11.5% Senior Secured Notes in the second half of 1993 and the utilization of the net proceeds thereof to repay an equivalent amount of bank debt with a 7.3% borrowing rate during the 1993 period and (ii) an increase in the interest rate on the Company's Senior GINs to an average of 14% in 1994 as compared to an average of 13.5% in 1993. The Company reduced its level of interest expense in 1993 as compared to 1992 primarily due to a lower level of bank debt during 1993. The Company's bank debt averaged $48.7 million during 1993 as compared to the $98.8 million associated with continuing operations during 1992. Such decrease was the result of the Company's sale of its West Virginia proved developed reserves in December 1992 for $32.6 million, the sale of the Company's remaining equity interest in MGRI in July 1993 for $11.6 million, the sale of a total of $75 million of Senior Secured Notes in August and November 1993, and the utilization of the proceeds of each of these sales to prepay bank debt. Also, the Company reduced the amount of amortization of deferred bank debt charges during 1993 as compared to 1992, due to the accelerated amortization of such costs during 1993 and 1992 which are included in debt repayment expense as discussed below. These reductions to the Company's interest expense were partially offset by the interest expense on the Company's Senior Secured Notes issued during 1993 and due to the Company capitalizing less interest expense in 1993 as compared to 1992.

         Debt Repayment Expense. Debt repayment expense for 1993 and 1992 includes the amortization of prepaid loan fees and costs associated with the Company's bank debt. The Company accelerated the amortization of such costs in connection with the significant reduction of, and amendments to, the Company's bank debt during such periods.

         Income Taxes. The Company did not record a tax benefit associated with the losses incurred during 1994, 1993 and 1992, because a valuation allowance was provided for the deferred assets otherwise recorded.

DISCONTINUED OPERATIONS.

Discontinued operations reflect the results of the Company's Mountain Gas Resources subsidiary which owned and operated the majority of the Company's gas gathering, processing and marketing operations. Such subsidiary was sold in July 1992 for a gain of $7,808,000 and certain equity interests retained in such sale were sold in July 1993 for $11,550,000 as discussed in Note 10 of the Company's Consolidated Financial Statements contained in Item 8 of this Report. The components of the earnings from discontinued operations are shown in the table below:

                                                                        1992 (1)
                                                                      --------
   Revenues:
     Sale of natural gas liquids                                      $ 6,982
     Transportation revenues                                            4,509
     Sale of residue and other gas                                     26,810
                                                                      -------
       Total revenues                                                  38,301
                                                                      -------
   Costs and expenses:
     Operating expense                                                  5,437
     Gas purchases                                                     24,895
     General and administrative expenses                                1,474
     Depreciation                                                       2,100
     Interest expense                                                   3,376
                                                                      -------
       Total costs and expenses                                        37,282
                                                                      -------
Net income                                                            $ 1,019
                                                                      =======
         (1)     Reflects operations through July 16, 1992.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEPENDENT AUDITORS' REPORT





Presidio Oil Company:

We have audited the accompanying consolidated balance sheets of Presidio Oil Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidio Oil Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company's recurring losses from operations, working capital deficiency and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for its employee stock ownership plan effective January 1, 1993.



DELOITTE & TOUCHE LLP
Denver, Colorado

March 28, 1995

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                     ASSETS



                                                                                        December 31,
                                                                              -----------------------------------
                                                                                1994                       1993
                                                                              --------                   --------
                                                                                      (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  6,423                  $ 13,559
  Accounts receivable:
    Oil and gas sales                                                            6,759                     6,388
    Joint interest owners and other                                              6,828                     8,182
  Other                                                                          1,203                     2,394
                                                                              --------                  --------
    Total current assets                                                        21,213                    30,523
                                                                              --------                  --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties using full cost accounting:
    Subject to amortization                                                    488,054                   480,911
    Not subject to amortization                                                 23,816                    23,601
  Other                                                                          4,268                     3,611
                                                                              --------                  --------
    Total                                                                      516,138                   508,123
  Less accumulated depletion,
     depreciation and amortization                                             287,463                   269,349
                                                                              --------                  --------

    Net property, plant and equipment                                          228,675                   238,774
                                                                              --------                  --------

OTHER ASSETS:
  Deferred charges                                                               8,055                     8,833
  Other                                                                          1,629                     2,290
                                                                              --------                  --------
    Total other assets                                                           9,684                    11,123
                                                                              --------                  --------
                                                                              $259,572                  $280,420
                                                                              ========                  ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                          December 31,
                                                                              -----------------------------------
                                                                                1994                       1993
                                                                              --------                   --------
                                                                                        (in thousands)
CURRENT LIABILITIES:
  Accounts payable:
    Oil and gas sales                                                         $  3,368                  $  4,739
    Trade and other                                                             12,724                    13,137
  Accrued interest                                                               3,576                     3,621
  Accrued ad valorem and severance taxes                                         3,492                     4,408
  Other accrued liabilities                                                      1,921                     1,798
                                                                              --------                  --------
     Total current liabilities                                                  25,081                    27,703
                                                                              --------                  --------

BANK DEBT                                                                       21,000                    15,000
                                                                              --------                  --------

SENIOR SECURED NOTES                                                            75,000                    75,000
                                                                              --------                  --------

GAS INDEXED NOTES                                                              100,000                   100,000
                                                                              --------                  --------

CONVERTIBLE SUBORDINATED DEBENTURES                                             50,000                    50,000
                                                                              --------                  --------

OTHER NONCURRENT LIABILITIES                                                     9,039                     9,152
                                                                              --------                  --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common Stock, $.10 par value; 25,317,000
    and 25,312,000 outstanding at December 31, 1994
    and 1993, respectively                                                       2,532                     2,532
  Class B Common Stock, $.10 par value; 3,218,000
    and 3,223,000 outstanding at December 31, 1994
    and 1993, respectively                                                         322                       322
  Additional paid-in capital                                                   129,029                   133,503
  Deferred compensation                                                         (2,394)                   (7,317)
  Retained deficit                                                            (150,037)                 (125,475)
                                                                             ---------                  --------
     Total stockholders' equity (deficit)                                      (20,548)                    3,565
                                                                             ---------                  --------
                                                                             $ 259,572                  $280,420
                                                                             =========                  ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1994                1993                1992
                                                            -----------            --------            ----------
                                                                   (in thousands, except per share amounts)
Oil and gas revenues                                       $  40,643           $  47,476                 $ 64,442
   Less - direct costs:
    Lease operating                                           12,483              13,431                   18,106
    Production taxes                                           2,373               2,931                    4,259
    Depletion, depreciation and amortization                  17,655              18,357                   25,984
    Reduction in the carrying value of
      oil and gas properties                                       -                   -                   15,000
                                                           ---------           ---------                 --------
                                                               8,132              12,757                    1,093
                                                           ---------           ---------                 --------

General and administrative expense                             6,089               5,326                    6,410
                                                           ---------           ---------                 --------

Other income (expense):
    Interest expense                                         (28,130)            (25,034)                 (27,865)
    Debt repayment expense                                         -              (1,971)                  (1,954)
    Interest income                                              148                  31                      249
    Other                                                      1,377                 760                    2,191
                                                           ---------           ---------                 --------
                                                             (26,605)            (26,214)                 (27,379)
                                                           ---------           ---------                 --------

Net loss from continuing operations                          (24,562)            (18,783)                 (32,696)
Discontinued operations:
    Earnings from gas gathering,
       processing and marketing                                    -                   -                    1,019
    Gain on sale                                                   -              11,550                    7,808
                                                           ---------           ---------                 --------
Net loss                                                   $ (24,562)          $  (7,233)                $(23,869)
                                                           =========           =========                 ========

Loss per share of Class A Common Stock:
  Loss from continuing operations                          $    (.91)          $    (.70)                $  (1.13)
  Discontinued operations                                          -                 .43                      .31
                                                           ---------           ---------                 --------
Loss per share                                             $    (.91)          $    (.27)                $   (.82)
                                                           =========           =========                 ========
Loss per share of Class B Common Stock:
  Loss from continuing operations                          $    (.91)          $    (.70)                $  (1.23)
  Discontinued operations                                          -                 .43                      .31
                                                           ---------           ---------                 --------
  Loss per share                                           $    (.91)          $    (.27)                $   (.92)
                                                           =========           =========                 ========
Dividends per share of Class A Common Stock                $       -           $       -                 $    .10
                                                           =========           =========                 ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficit)


                                           Class A                 Class B
                                         Common Stock            Common Stock         Additional    Deferred
                                      ------------------      ------------------        Paid-in      Compen-     Retained
                                      Shares      Amount      Shares      Amount        Capital      sation      Deficit
                                      ------      ------      ------      ------      -----------   ----------   ---------
                                                         (in thousands)
BALANCE, December 31, 1991              25,183      $2,518       3,319        $332    $136,309      $(6,841)     $(94,373)
  Net loss                                   -           -           -           -           -            -       (23,869)
  Dividends on Class A
    Common Stock                             -           -           -           -      (2,521)           -             -
  Issuance of Class A Common Stock          33           4           -           -         108            -             -
ESOP purchases of stock in excess
    of current year contributions            -           -           -           -           -         (816)            -
                                       -------     -------    --------      ------   ---------      -------    ----------
BALANCE, December 31, 1992              25,216       2,522       3,319         332     133,896       (7,657)     (118,242)
  Net loss                                   -           -           -           -           -            -        (7,233)
Difference between historical
  cost and fair market value
    of allocated ESOP shares                 -           -           -           -        (428)           -             -
  ESOP contribution in excess
    of ESOP stock purchases                  -           -           -           -           -          340             -
Exchange of Class A Common Stock
    for Class B Common Stock                96          10         (96)        (10)          -            -             -
  Other                                      -           -           -           -          35            -             -
                                       -------     -------     -------      ------    --------     --------    ----------
BALANCE, December 31, 1993              25,312       2,532       3,223         322     133,503       (7,317)     (125,475)
  Net loss                                   -           -           -           -           -            -       (24,562)
  Reduction of the ESOP
   outstanding notes payable                 -           -           -           -      (4,481)       4,481             -
  Difference between historical
    cost and fair market value
    of allocated ESOP shares                 -           -           -           -         (65)           -             -
  ESOP contribution in excess
    of ESOP stock purchases                  -           -           -           -           -          442             -
  Exchange of Class A Common Stock
    for Class B Common Stock                 5           -          (5)          -           -            -             -
  Other                                      -           -           -           -          72            -             -
                                       -------    --------    --------      ------    --------     --------    ----------

BALANCE, December 31, 1994              25,317    $  2,532       3,218      $  322    $129,029     $ (2,394)    $(150,037)
                                       =======    ========    ========      ======    ========     ========     =========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows



                                                                                            Years Ended December 31,
                                                                              -----------------------------------------------
                                                                                1994                1993               1992
                                                                              --------            --------           --------
                                                                                               (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                      $(24,562)           $ (7,233)          $(23,869)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depletion, depreciation and amortization                                    18,122              18,856             29,446
Reduction in the carrying amount of
       oil and gas properties                                                        -                   -             15,000
    Gain on sale of discontinued operations                                          -             (11,550)            (7,808)
    Amortization of debt issuance costs included
       in interest and debt repayment expense                                    1,241               3,683              5,865
    Other                                                                        1,694               1,897              1,655

      Changes in other assets and liabilities:
      Decrease in accounts receivable                                              983               1,458              7,291
      Decrease (increase) in other current assets                                  428              (2,347)              (287)
      Payment of loan fees                                                        (463)             (4,375)            (2,588)
      Decrease (increase) in other
         noncurrent assets                                                         661                 (73)            (2,373)
      Decrease in accounts payable                                              (1,784)               (897)            (2,583)
      Decrease in accrued
         interest and liabilities                                                 (838)             (5,714)            (3,051)
      Increase (decrease) in other
         noncurrent liabilities                                                   (532)                358               (667)
                                                                              --------            --------           --------

         Net cash provided by (used in)
            operating activities                                              $ (5,050)           $ (5,937)          $ 16,031
                                                                              --------            --------           --------





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Continued)



                                                                                          Years Ended December 31,
                                                                              -----------------------------------------------
                                                                                1994                1993               1992
                                                                              --------            --------           --------
                                                                                               (in thousands)
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                    $(35,208)           $(21,096)          $(18,559)
Proceeds from asset sales                                                       27,161              12,684            120,118
                                                                              --------            --------           --------

        Net cash provided by (used in)
            investing activities                                                (8,047)             (8,412)           101,559
                                                                              --------            --------           --------

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings of bank debt                                                         54,277              61,900             71,503
Payments of bank debt                                                          (48,277)           (119,900)          (186,003)
Other noncurrent financing                                                         (39)               (549)            (5,838)
Issuance of Senior Secured Notes                                                     -              75,000                  -
Dividends on Class A Common Stock                                                    -                   -             (2,521)
                                                                              --------           ---------           --------

         Net cash provided by (used in)
            financing activities                                                 5,961              16,451           (122,859)
                                                                              --------            --------           --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                         (7,136)              2,102             (5,269)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                       13,559              11,457             16,726
                                                                              --------            --------           --------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                           $  6,423            $ 13,559           $ 11,457
                                                                              ========            ========           ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1994, 1993 and 1992



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

Current Financial Position

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 1994 and the first three months of 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant industry-wide decline in the price of natural gas.

Although the Company was successful in 1994 in replacing both the oil and gas reserves produced and those divested by it during such year and increasing its gas production compared to 1993, a decline in oil production in 1994 and the severe decline in gas prices during the second half of 1994 more than offset such positive operating results. The Company's revenues and operating cash flows thus declined significantly in 1994 and early 1995, creating substantial uncertainties regarding the Company's ability to continue as a going concern in its current financial structure. Without a significant increase in hydrocarbon prices in the near future, the Company believes that it will be unable to service all of its interest payment obligations during the remainder of 1995 and may have difficulty meeting other future financial obligations as well.

The Company is actively considering various alternatives intended to improve its financial condition and cash flows position, and has initiated discussions with respect to a restructuring of its 11.5% Senior Secured Notes Due 2000, Senior Gas Indexed Notes Due 2002 and 9% Convertible Subordinated Debentures Due 2015 with a number of the holders of such securities. The Company has retained financial advisors to assist in such efforts. No assurance, however, can be given that the Company will be able to successfully conclude any of the arrangements being considered. (See also Note 2 for a description of the Company's debt).

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Property, Plant and Equipment and Depletion, Depreciation and Amortization

The Company follows the full cost method of accounting for oil and gas producing activities whereby all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Sales of oil and gas properties are recorded as an adjustment of capitalized costs, with no gain or loss recognized. Capitalized costs are subject to a ceiling limitation test based on a computed value of the Company's present value of estimated future net revenues from proved reserves using current prices (with consideration of price changes only to the extent provided by contractual arrangements), discounted at 10%, after adjusting for tax effects at the end of each period. Due to the low oil and gas prices being received during 1992, the Company was required to reduce the carrying value of its oil and gas properties by $15,000,000 in such year.

The provision for depletion, depreciation and amortization of oil and gas properties is calculated by multiplying current period oil and gas production by a rate which is determined by dividing capitalized oil and gas costs (except for costs of certain unevaluated acreage discussed below) plus estimated future costs to develop the Company's proved oil and gas reserves, by the quantities of estimated proved oil and gas reserves. The Company excludes investments in unevaluated acreage from costs to be amortized pending determination as to the existence of proved reserves on such acreage. The Company's unevaluated acreage is subject to a periodic review for impairment and, if necessary, the amount of impairment is included in the costs to be amortized. The Company capitalizes interest on unevaluated properties not subject to amortization.
The Company capitalized interest of $1,141,000, $1,278,000 and $2,639,000 (out of total interest costs, including amounts associated with discontinued operations, of $29,271,000, $26,312,000 and $33,880,000) for the years ended
December 31, 1994, 1993 and 1992, respectively.

Income Taxes

The Company files a consolidated income tax return and provides deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns (see Note 3).

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Loss Per Common Share

Loss per common share is computed as follows:
                                                                               Years Ended December 31,
                                                              --------------------------------------------------------------
                                                                1994                     1993                         1992
                                                              --------                 --------                     --------
                                                                        (in thousands, except per share amounts)
Weighted average number of common shares
  outstanding                                                   28,535                   28,535                       28,535
Less:  Weighted average number of unallocated
  shares held by the Company's Employee Stock
  Ownership Plan (see Note 6)                                   (1,497)                  (1,479)                         N/A (1)
                                                              --------                 --------                     --------

                                                                27,038                   27,056                       28,535
                                                              ========                 ========                     ========

Net loss from continuing operations                           $(24,562)                $(18,783)                    $(32,696)
Dividends on Class A Common Stock                                    -                        -                       (2,521)
                                                              --------                 --------                     --------
Loss from continuing operations
  attributable to common shares after
  dividends on Class A Common Stock                            (24,562)                 (18,783)                     (35,217)
Discontinued operations                                              -                   11,550                        8,827
                                                              --------                 --------                     --------
Loss attributable to common shares after
  dividends on Class A Common Stock                           $(24,562)                $ (7,233)                    $(26,390)
                                                              ========                 ========                     ========

Loss from continuing operations per
  share of Class B Common Stock                               $   (.91)                $   (.70)                    $  (1.23)
Dividends per share of
 Class A Common Stock                                                -                        -                          .10
                                                              --------                 --------                     --------
Loss from continuing operations
  per share of Class A Common Stock                           $   (.91)                $   (.70)                    $  (1.13)
                                                              ========                 ========                     ========

Discontinued operations per share of Class A
  and Class B Common Stock                                    $      -                 $    .43                     $    .31
                                                              ========                 ========                     ========

Loss per share of Class A Common Stock                        $   (.91)                $   (.27)                    $   (.82)
                                                              ========                 ========                     ========

Loss per share of Class B Common Stock                        $   (.91)                $   (.27)                    $   (.92)
                                                              ========                 ========                     ========

         (1) As of January 1, 1993 the Company adopted a new method of accounting for its Employee Stock Ownership Plan ("ESOP") which requires unallocated shares held by the ESOP to be excluded from outstanding shares for purposes of calculating loss per share. The N/A for the year ended December 31, 1992 indicates that such new accounting method does not apply to such year and, therefore, the weighted average number of unallocated shares held by the ESOP for the year ended December 31, 1992 of 1,324,000 was reflected as outstanding for purposes of calculating loss per common share.

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

Consolidated Statements of Cash Flows

The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Consolidated Statements of Cash Flows is $26,896,000, $23,945,000 and $29,365,000 of interest paid, including amounts paid associated with discontinued operations, net of amounts capitalized, during the years ended December 31, 1994, 1993 and 1992, respectively. During the year ended December 31, 1993, $99,770,000 of Senior Subordinated Gas Indexed Notes were exchanged for an equivalent amount of Senior Gas Indexed Notes (see Note 2); and, insofar as such exchange was a non-cash transaction, it is not reflected in the Consolidated Statements of Cash Flows.

Gas Balancing Arrangements

The Company uses the entitlement method of recording gas revenues. Under such method, sales are recorded based upon the Company's proportionate share of gas sold. The Company then records a receivable (payable) to the extent it sells less (more) than its proportionate share of the revenues. At December 31, 1994 and 1993, the Company had net gas balancing liabilities of $4,074,000 associated with approximately 2.6 billion cubic feet ("BCF") of gas and $3,930,000 associated with 2.1 BCF of gas, respectively.

2.       DEBT

Bank Debt

At December 31, 1994, the Company had bank debt of $21 million outstanding under a $25 million revolving credit facility (the "Credit Agreement") which permits loans of up to $21.4 million with such amount being able to be increased to $24.3 million with the approval of the Company's lenders and if the Company elects to pledge additional oil and gas properties under the mortgages securing the Credit Agreement. The Company had $15 million outstanding under such Credit Agreement at December 31, 1993.

The Credit Agreement (i) is secured by mortgages on certain of the Company's oil and gas properties (the "Mortgaged Properties"); (ii) provides for an interest rate of either prime plus 1% or LIBOR plus 2 1/2%; (iii) requires that the commitment be reduced by 100% of the proceeds realized from the sale of Mortgaged Properties; (iv) requires that 75% of the proceeds (in excess of $5 million sold subsequent to September 30, 1994) from the sale of assets other than Mortgaged Properties be used to develop the Company's hydrocarbon reserves; (v) requires regular quarterly commitment reductions of approximately $1.4 million beginning on October 1, 1995 through July 1, 1999; (vi) requires capital expenditures of not less than $5 million per annum during the three-year period ending October 1, 1996 in respect of the development of the Mortgaged Properties; and (vii) provides that, on a quarterly basis, the Company's ratio of bank debt to total capitalization (excluding the effect of any reduction in the carrying amount of oil and gas properties) to be greater than .15 on the last day of each quarter, and the Company maintain at least a 1:1 ratio of its operating cash flows plus

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



the proceeds of asset sales during the preceding four quarters (the "Period") to interest paid by the Company during the Period plus the amount of any required commitment reductions during the four quarters following the Period.

At December 31, 1994, the estimated minimum principal repayments associated with the Credit Agreement were $0, $5,600,000, $5,600,000, $5,600,000 and
$4,200,000 in each of the years 1995 through 1999.

Gas Indexed Notes; Senior Secured Notes

On August 6, 1993, the Company completed various transactions (the "Private Exchange") with certain holders (and their affiliates) (the "Holders") of the Company's Senior Subordinated Gas Indexed Notes Due 1999 (the "Old Notes"), pursuant to which a total of $75 million aggregate principal amount of the Old Notes was exchanged for an equivalent principal amount of the Company's newly-issued Senior Gas Indexed Notes Due 2002 (the "Senior GINs") and the Holders purchased $56.25 million aggregate principal amount of the Company's 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"). The net proceeds of the sale of the Senior Secured Notes were used to prepay $55 million of bank debt.

On November 30, 1993, the Company completed a public exchange offer (the "Exchange Offer") pursuant to which (i) $24.77 million of the $25 million of the Old Notes remaining after the Private Exchange were exchanged for an equivalent principal amount of the Senior GINs and (ii) $18.75 million of Senior Secured Notes were sold with the proceeds of such sale being used to prepay bank debt.

The terms of the Senior GINs are generally the same as those of the Old Notes, except that the Senior GINs: (i) rank pari passu with other senior debt of the Company (including bank debt and the Senior Secured Notes, as discussed below, which are also secured by mortgages on certain of the Company's oil and gas properties which provide preferential claims to such properties) and rank senior to the Old Notes; (ii) mature in 2002 and have no sinking fund requirements; (iii) have a 15% maximum interest rate above which the 13.25% base interest rate may not be increased as a result of the gas indexing feature as discussed below (which is the same as that in the Old Notes), instead of the 18% maximum contained in the Old Notes; and (iv) are redeemable, at the option of the Company, at the prices (expressed as a percentage of principal amount) and during the indicated years beginning August 15: 1996 - 106%; 1997 - 103%; and 1998 - 100%. Both the Old Notes and Senior GINs bear interest at a base rate of 13.25% per annum. Concurrently with each quarterly interest payment the Company will pay to the holders additional interest, if any, based upon the amount by which the average gas spot price ("Average Spot Price") based upon spot gas prices published by Natural Gas Clearinghouse, Inc. exceeds $1.75 per million British Thermal Units (MMBTU) during a twelve-month period preceding such quarterly interest payment period up to a maximum overall interest rate of 15% per annum for the Senior GINs and 18% per annum for the Old Notes. At December 31, 1994, the twelve-month Average Spot Price was $1.77 per MMBTU resulting in an interest rate of 13.3% per annum for the period February 15, 1995 to May 14, 1995.

The Senior Secured Notes (i) rank pari passu with other senior debt of the Company (including bank debt and the Senior GINs) and rank senior to the Old Notes and the Company's 9% Convertible Subordinated Debentures Due 2015 (the "9% Debentures"), (ii) mature in 2000 and have no sinking fund requirements,
(iii) bear interest at the rate of 11.5%, (iv) are secured by a lien on certain of the Company's oil and gas properties (the "Pledged Assets"), with the amount and type of such properties being subject to adjustment, based upon the value of the properties and certain other factors, and (v) are redeemable, at the option of

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



the Company, at the prices (expressed as a percentage of principal amount) and during the indicated years beginning September 15: 1996 - 103%; 1997 - 102%; 1998 - 101%; and 1999 - 100%. In accordance with the provisions of (iv) above, the Security Value (as defined below) of the Pledged Assets must be $93.8 million or more as of December 31, 1994 (with $78.8 million thereof being attributable to proved developed producing properties). See "Collateral Value Requirements for the Senior Secured Notes" below.

Convertible Subordinated Debentures

In February 1990 the Company issued $50,000,000 in aggregate principal amount of the 9% Debentures. The 9% Debentures are currently convertible at any time prior to redemption or maturity into Class A Common Stock, at a conversion price per share of $9.38, subject to adjustment. The 9% Debentures will be redeemable through the operation of a mandatory sinking fund pursuant to which on March 15 in each of the years 2000 to 2014 (the "Redemption Period") 5% of the outstanding principal amount of the 9% Debentures will be redeemed at 100% of the principal amount thereof plus accrued interest. At its option, the Company may make additional sinking fund payments in amounts sufficient to redeem annually up to an additional 10% of the outstanding principal amount of the 9% Debentures. The 9% Debentures are redeemable, otherwise than through the mandatory sinking fund, at the Company's option, at 106% of their principal amount plus accrued interest through March 15, 1995, and thereafter reducing by 1% each year to 100% of their principal amount plus accrued interest at March 15, 2000 and thereafter.

Ability to Service Debt

Because of its current financial condition and operating cash flow deficit, the Company believes that, absent a restructuring of its debt, it will be unable to meet all of its interest payment obligations on the Senior Secured Notes, the Senior GINs and on the 9% Debentures as they become due subsequent to April 1, 1995. In addition, substantially all of the Company's oil and gas reserves are pledged to secure the Company's bank debt and the Senior Secured Notes, with the result that the Company is not able to sell such assets in order to fund the above-mentioned interest payments. The failure to make such payments would constitute a Default under each of the indentures governing the Senior Secured Notes, the Senior GINs and the 9% Debentures.

Each of these indentures provide a 30-day grace period in which the Company may cure a Default thereunder caused by the failure to pay interest before an Event of Default occurs. If the Company were to fail to pay any defaulted interest during the applicable grace period, then an Event of Default under each of the indentures would occur. If an Event of Default with respect to the Senior Secured Notes occurs, the outstanding $75 million of Senior Secured Notes could be declared to be immediately due and payable, and the trustee under the indenture governing the Senior Secured Notes (the "Senior Secured Notes Indenture") would be entitled to exercise various remedies, including foreclosure of a mortgage on a substantial portion of the Company's oil and gas properties. If an Event of Default with respect to the Senior GINs occurs, the outstanding $100 million of Senior GINs could be declared immediately due and payable. If an Event of Default occurs with respect to the 9% Debentures, the outstanding $50 million of 9% Debentures could also be declared due and payable.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



In addition, the failure to pay interest on the Senior Secured Notes, the Senior GINs or the 9% Debentures would constitute a Default under the Credit Agreement and thus the Company would be prohibited from borrowing additional funds thereunder until such Default was cured. An Event of Default with respect to the Senior Secured Notes, the Senior GINs or the 9% Debentures would also cause an Event of Default under the Credit Agreement, which could lead to the borrowings outstanding thereunder being declared immediately due and payable, and the subsequent foreclosure of a mortgage on substantially all of the Company's oil and gas properties not pledged to secure the Senior Secured Notes.

Collateral Value Requirement for the Senior Secured Notes

The Senior Secured Notes are secured by the Pledged Assets pursuant to a pledged assets agency agreement (the "Pledged Assets Agency Agreement"). The Pledged Assets Agency Agreement requires that, as of various dates, the Security Value (as defined below) of the Pledged Assets and the Security Value of the Pledged Assets that are proved developed producing reserves (the "Pledged Producing Assets") must be equal to or greater than certain specified percentages of the then outstanding amount of Senior Secured Notes. For the purposes of this discussion, "Security Value" means the aggregate present value (computed at a discount rate equal to 10% per annum) of the future net revenues of proved oil and gas reserves, calculated in accordance with the rules of the Securities and Exchange Commission.

On or before each March 31, the Company is required to calculate the Security Values of the Pledged Assets and the Pledged Producing Assets as of the preceding December 31. Because of the severe decline in gas prices during the second half of 1994, the Security Values of both the Pledged Assets and the Pledged Producing Assets as of December 31, 1994 were less than the required percentages, resulting in deficiencies (the "Deficiencies") in respect of Pledged Assets and Pledged Producing Assets of $4 million and $7.3 million, respectively. The Deficiencies may be cured if (i) prior to May 31, 1995, the Company pledges sufficient additional Pledged Assets and Pledged Producing Assets to eliminate the Deficiencies or purchases $7.3 million of the Senior Secured Notes or (ii) during the period April 1 - September 1, 1995, the Security Values of the Pledged Assets and the Pledged Producing Assets increase due to higher hydrocarbon prices or reserve volumes. The Company estimates that an increase in such Security Values sufficient to cure the Deficiencies would require an approximate $.50 per MCF rise in the price the Company receives for its natural gas over the average of $1.15 per MCF the Company received in February 1995. To the extent the Deficiencies are not so cured prior to May 31, 1995, then the Company is required, prior to June 30, 1995, to offer to purchase (the "Purchase Offer") at par an amount of Senior Secured Notes sufficient to cure the remaining Deficiencies.

The Company anticipates that it will pledge assets with a Security Value sufficient to cure most of the Deficiencies, and that the net amount of Senior Secured Notes that will be subject to the Purchase Offer would be up to approximately $2.5 million; however, a significant increase in hydrocarbon prices during the period that the Purchase Offer is open for acceptance (July 1
- August 31, 1995), which pricing increase is not currently anticipated by the Company, could reduce the amount of Senior Secured Notes that the Company would be required to purchase as a result of the Purchase Offer.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



If the Company were to be unable to comply with any of the requirements described above in respect of curing the Deficiencies by the dates set forth for such compliance, the Company would be in Default under the Senior Secured Notes Indenture. If such a Default were to continue for more than 30 days without being cured, an Event of Default under the Senior Secured Notes Indenture would occur and the trustee under such indenture and the holders of Senior Secured Notes would have the remedies described above in respect of an Event of Default under the Senior Secured Notes Indenture. Such an Event of Default would also result in cross-defaults under the indentures relating to the Credit Agreement, the Senior GINs and the 9% Debentures. See "Ability to Service Debt" above.

3.       INCOME TAXES

Actual tax expense differs from the statutory rate as shown below:

                                                                               Years Ended December 31,
                                                     ----------------------------------------------------------------------
                                                               1994                   1993                       1992
                                                     ----------------------    ------------------       -------------------
                                                     Amount             %      Amount         %          Amount         %
                                                     -------          -----    -------      -----       -------       -----
                                                                          (in thousands, except percent amounts)
Income tax based on federal
 statutory rate                                      $(8,351)         (34.0)   $(2,459)     (34.0)      $(8,115)      (34.0)
Expired net operating losses and
  investment tax credits                                 217            1.0          -          -             -           -
Valuation allowance against
 deferred tax asset                                    8,134           33.0      2,459       34.0         8,115        34.0
                                                     -------          -----    -------      -----       -------       -----

    Total actual tax expense                         $     -              -    $     -          -       $     -           -
                                                     =======          =====    =======      =====       =======       =====

The components of the Company's tax assets and liabilities are shown below:

                                                                              December 31,
                                                             ------------------------------------------------
                                                              1994                1993                1992
                                                             --------            --------            --------
                                                                              (in thousands)
    Assets
    ------
    Net operating loss carryforwards                          $ 79,112            $ 73,327            $ 65,493
    Capital loss carryforwards                                       -                   -                  23
    Statutory depletion carryforwards                            3,269               3,269               3,263
    Excess of financial statement depletion,
      depreciation and amortization over
      income tax amounts                                        60,646              55,342              53,294
    Investment tax credit carryforwards                            537                 583                 610
    Valuation allowance                                        (49,744)            (41,610)            (39,151)
                                                              --------            --------            --------
                                                                93,820              90,911              83,532
                                                              --------            --------            --------

    Liabilities
    -----------
    Intangible drilling costs and other costs
      capitalized for financial statement purposes
      and deducted for income tax purposes                      92,043              88,984              81,914
    Other                                                        1,777               1,927               1,618
                                                              --------            --------            --------
                                                                93,820              90,911              83,532
                                                              --------            --------            --------

                                                              $      -            $      -            $      -
                                                              ========            ========            ========

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



At December 31, 1994 the Company had net operating loss carryforwards for income tax purposes of approximately $232,683,000 expiring 1995 through 2009 if not previously utilized. The Company's net operating losses are subject to various restrictions that could significantly limit their utilization. The Company has investment tax credit carryforwards of approximately $537,000 expiring 1995 through 2000 if not previously utilized. The Company also has statutory depletion carryforwards of approximately $9,616,000 which may be carried forward until utilized.

4.       COMMON STOCK

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of Class B Common Stock is convertible into one share of Class A Common Stock. Both classes of common stock are $.10 par value per share. There are 80,000,000 authorized shares of Class A Common Stock and 20,000,000 authorized shares of Class B Common Stock.

From July 1987 through December 1992, the Company paid a quarterly cash dividend of $.025 on its Class A Common Stock. In January 1993 the Company announced the elimination of Class A Common Stock dividends. If cash dividends are paid on Class B Common Stock, a cash dividend must also be paid on Class A Common Stock in an amount equal to 110% of the per share amount of the cash dividend paid on Class B Common Stock. The Company's ability to pay dividends is subject to the provisions of certain covenants contained in the Credit Agreement and the indentures relating to the Senior GINs and the Old Notes. Holders of Class A Common Stock are entitled to one-twentieth of one vote per share and holders of Class B Common Stock are entitled to one vote per share.

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

The Company also has issued warrants to acquire: (i) 150,000 shares of Class A Common Stock at $7.125 per share which expire in 1999; and (ii) 50,000 shares of Class B Common Stock at $4.625 per share which expire in 1997.

5.       RELATED PARTY TRANSACTIONS

In connection with the sale of Mountain Gas Resources ("MGRI") (see Note 10), George P. Giard, Jr. and Robert L. Smith entered into consulting agreements with MGRI which provided for Mr. Giard and Mr. Smith to provide consulting services to MGRI for a minimum period of two years; and, in respect of such consulting services, they each received options to purchase 6,000 shares of Class A Common Stock of MGRI at an exercise price of $60.00 per share. In July 1993 Mr. Giard and Mr. Smith each received proceeds of $281,000 as a result of the sale of such options in connection with the MGRI Equity Sale.

See Note 4 for information as to the purchase of warrants from the Company by certain of the Company's officers.

6.       BENEFIT PLANS

On May 17, 1990 the Company's stockholders amended the 1985 Incentive and Non-Qualified Stock Option and Stock Appreciation Rights Plan. Under such amended plan, options to purchase up to 6,000,000 shares of the Company's Class A Common Stock or Class B Common Stock may be granted to key employees at an exercise price not less than the market price of the stock at the date of grant. The amended plan also allows for the issuance of stock appreciation rights in conjunction with the issuance of options to key employees and provides for granting of non-qualified stock options or incentive stock options. The Compensation Committee of the Board of Directors determines the number of options and exercise prices under which stock options or stock appreciation rights are issued. At December 31, 1994, no stock appreciation rights had been granted. The stock options either: (i) vest incrementally over four years; or (ii) vest after one year but are not exercisable until the earlier of December 26, 1995 or the date the closing price of the Company's Class B Common Stock has been $6.00 per share or greater for sixty consecutive trading days.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



The Company's stockholders approved Non-Employee Director Stock Option Plans which granted options to purchase up to 200,000 shares of the Company's Class A Common Stock and 267,100 shares of the Company's Class B Common Stock to non-employee directors. Stock options granted under these plans: (i) vest incrementally over four years; or (ii) vest after one year but are not exercisable until the earlier of December 26, 1995 or the date the closing price of the Company's Class B Common Stock has been $6.00 per share or greater for sixty consecutive trading days. These options were granted at an exercise price of not less than the market price of the stock on the date of grant and expire after ten years.

At December 31, 1994 and 1993 options to purchase shares of common stock were as follows:

                                                                 Class A Common Stock                  Class B Common Stock
                                                            -------------------------------        ----------------------------
                                                                      December 31,                        December 31,
                                                            -------------------------------        ----------------------------
                                                               1994                1993                1994            1993
                                                            -----------         -----------        -----------      -----------
Incentive Stock Option Plan (1)
   At year end -
     Options outstanding (2)                                  1,438,500             954,500            855,800          873,600
     Options exercisable                                        241,000              11,500            578,400          569,000
     Option price                                           $ .75-$4.09         $1.06-$4.09        $2.50-$6.00      $2.50-$6.00

Non-Employee Director Stock Option Plans (1)
   At year end -
     Options outstanding (3)                                    200,000                   -            267,100          294,900
     Options exercisable                                         50,000                   -            192,200          184,800
     Option price                                                 $1.81               $   -        $2.50-$4.75      $2.50-$4.75

(1) No options have been exercised under either the Incentive Stock Option Plan or the Non-Employee Director Stock Option Plans during the years ended December 31, 1994, 1993 and 1992.
(2) Of which at December 31, 1994 and 1993 options to purchase 277,000 shares and 287,000 shares, respectively, of Class B Common Stock are not exercisable until the earlier of December 26, 1995, or the date the Company's Class B Common Stock has been $6.00 per share or greater for sixty consecutive trading days.
(3) Of which at December 31, 1994 and 1993 options to purchase 75,000 shares and 90,000 shares, respectively, of Class B Common Stock are not exercisable until the earlier of December 26, 1995, or the date the Company's Class B Common Stock has been $6.00 per share or greater for sixty consecutive trading days.

The Company has an Employee Stock Ownership Plan ("ESOP") which allows the Company to make contributions as determined each year by the Compensation Committee of the Company's Board of Directors. The ESOP is leveraged with loans provided by the Company. During 1994 the Company repriced all of the unallocated shares of the Company's Common Stock held by the ESOP at $1.75 per share and, thus, reduced the ESOP loans by $4,481,000. Shares are allocated to participants based on the principal payments made each year in respect of such loans by the ESOP. All full-time employees are eligible to participate in the ESOP. The amount charged to general and administrative expense in connection with the ESOP for the year ended December 31, 1992 was based upon the historical cost paid by the ESOP for the shares contributed to the participant accounts during such years. Effective January 1, 1993 the Company adopted a new method of accounting for the ESOP which requires the amounts charged to expense (which is associated with the shares contributed each year to the participants' accounts) to be based on the market price of the Company's Common Stock, with the difference between the historical cost paid (or for the year ended December 31, 1994 the repriced amount of $1.75 per share) by the ESOP for such shares and the average market price of the Company's Common Stock, to be charged to additional paid-in capital. The total amounts charged to general and administrative expense in connection with the ESOP for the years ended December 31, 1994, 1993 and 1992, were $300,000, $256,000 and $1,056,000, respectively.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



At December 31, 1994 and 1993 the ESOP held the following shares of Common
Stock:

                                                                               1994               1993
                                                                             --------           --------
      Shares of Common Stock allocated to
         participants' accounts                                               869,000            679,000
      Shares of Common Stock committed to be
         released to participants' accounts in
         connection with such years contribution                              274,000            220,000
      Unallocated shares of Common Stock held
         for future years contributions                                     1,368,000          1,621,000
                                                                            ---------          ---------

                                                                            2,511,000          2,520,000
                                                                            =========          =========

The fair market value of the unallocated shares of Common Stock held for future contributions totaled $800,000 and $3,300,000 at December 31, 1994 and 1993, respectively.

On January 1, 1994 the Company adopted a 401(k) Plan for all full-time employees. The 401(k) Plan allows for voluntary employee contributions and for discretionary Company contributions as determined each year by the Compensation Committee of the Company's Board of Directors. The total amount charged to general and administrative expense in 1994 in connection with the 401(k) Plan was $416,000.

In 1993 the Company adopted a non-qualified supplemental employee retirement plan ("SERP") that provides certain officers with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. At December 31, 1994 the SERP (which is unfunded) included vested benefits of $154,000 and non-vested benefits of $209,000, resulting in an accumulated benefit obligation of $363,000. The projected benefit obligation at December 31, 1994 totaled $1,259,000, which when reduced by unrecognized prior service cost of $659,000, results in a net accrued liability at December 31, 1994 of $600,000. Net pension expense for the years ended December 31, 1994 and 1993 totaled $418,000 and $182,000, respectively.

7.    COMMITMENTS AND CONTINGENCIES

The Company has lease commitments for various office facilities and computer equipment. Future minimum annual rental payments required under such leases for the years ending December 31, 1995 through 1999 will be $1,226,000, $848,000, $672,000, $535,000 and $134,000, respectively. Rental expense for the years ended December 31, 1994, 1993 and 1992 totaled $1,011,000, $1,025,000 and $1,291,000, respectively.

See Note 11 concerning the letter of credit that the Company entered into in connection with the sale of its West Virginia proved developed reserves and associated gathering systems.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires disclosure in respect of the fair value of various financial instruments owned or issued by the Company. The estimated fair values of such financial instruments are as follows:

                                                      December 31, 1994                      December 31, 1993
                                                   --------------------------            --------------------------
                                                   Carrying            Fair              Carrying            Fair
                                                    Amount             Value  (1)         Amount             Value  (1)
                                                   --------           -------            --------           -------
                                                                           (in thousands)
    Cash and cash equivalents (2)                  $ 6,423           $ 6,423            $ 13,559          $ 13,559
    Long-term bank debt (3)                         21,000            21,000              15,000            15,000
    Senior Secured Notes (4)                        75,000            56,250              75,000            77,625
    Senior Gas Indexed Notes (4)                    99,770            44,897              99,770           104,758
    Senior Subordinated Gas
      Indexed Notes (4)                                230               104                 230               237
    9% Convertible Subordinated
      Debentures (4)                                50,000            16,500              50,000            42,875
    Letters of Credit (5)                                -               524                   -               788

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

9.       MAJOR PURCHASERS

The Company had sales to two purchasers which accounted for in excess of 10% of the Company's oil and gas revenues during 1994, 1993 and 1992. Sales to one of such purchasers totaled $13,688,000 (34%), $11,541,000 (24%) and $9,088,000
(14%) for 1994, 1993 and 1992, respectively, and sales to the other purchaser totaled $5,728,000 (14%), $9,078,000 (19%) and $12,423,000 (19%) for 1994, 1993
and 1992, respectively. A discontinuance of oil and gas sales to these two purchasers would not have a material impact on the Company's operations because the Company believes that a number of other companies are available to purchase its oil and gas production.

10.      DISCONTINUED OPERATIONS

In July 1992 the Company completed a transaction with MS Gas Resources, Inc., a newly-formed subsidiary of The Morgan Stanley Leveraged Equity Fund II, L.P. (the "Morgan Stanley Fund"), pursuant to which the Company's wholly-owned subsidiary, Mountain Gas Resources, Inc., was merged into MS Gas Resources (the "MGRI Divestiture") whose name was then changed to Mountain Gas Resources, Inc. ("MGRI"). Prior to the MGRI Divestiture, Mountain Gas Resources owned and operated all of the Company's natural gas gathering and processing facilities in the Green River Basin in southwestern Wyoming and marketed natural gas and natural gas liquids. The cash consideration received in the MGRI Divestiture was $80.7 million; and, as adjusted for working capital, capital expenditures and other items, resulted in net cash proceeds of $77.5 million which was used to prepay an equivalent amount of bank debt. Also, in connection with the MGRI Divestiture, the Company received an equity interest in MGRI. Such interest provided the Company with the right to share in any profits realized upon a subsequent sale of MGRI prior to December 31, 1996. In July 1993 the Company received $11.6 million from the sale (the "MGRI Equity Sale") of such equity interest in

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)


MGRI. The proceeds of the MGRI Equity Sale were used to prepay an equivalent amount of the Company's bank debt.

The MGRI Divestiture and the MGRI Equity Sale have been recorded as a sale of a segment of the Company's business. Accordingly, the gas gathering, processing and marketing operations of Mountain Gas Resources prior to the MGRI Divestiture (which includes interest expense of $3,376,000 for the year ended December 31, 1992, that was associated with the $77.5 million of bank debt that was repaid with the net cash proceeds of the MGRI Divestiture), as well as the gain on the sale of the MGRI Divestiture and the MGRI Equity Sale have been reflected in the Company's Consolidated Statements of Operations as discontinued operations. Such discontinued operations had revenues of $38,301,000 for the year ended December 31, 1992 (including $941,000 of intercompany sales).

11.      WEST VIRGINIA PROPERTY SALE

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

The Company retained approximately 28 BCF of proved undeveloped gas reserves and over 90,000 net undeveloped acres in West Virginia subsequent to the sale, and such reserves and acreage will be developed by the Company and Belden & Blake in accordance with a joint drilling participation agreement. This agreement gives Belden & Blake the option to participate, to the extent of 50% of the Company's interest (or more by mutual consent), in the development of such reserves and acreage. The consideration for Belden & Blake's participation in each well drilled pursuant to the joint drilling participation agreement is (i) payment of its share of drilling and completion costs, (ii) payment to the Company of an additional $90 per net acre for its share of the drillsite acreage allocated to each such well and (iii) payment to the Company of an overriding royalty of 3.125% (proportionately reduced) in accordance with its net interest in the revenues attributable to each such well. The Company believes that, subject to the availability of funds, virtually all of its proved undeveloped gas reserves and unproved undeveloped acreage will be fully developed prior to the termination of the joint drilling participation agreement in 2008; however, the agreement provides that 50% of any such reserves and/or acreage that might be retained by the Company as of such termination date would be conveyed to Belden & Blake for no additional consideration.

A portion of the gas reserves sold to Belden & Blake is subject to a long-term gas contract providing for prices above the current spot market price for West Virginia gas. In connection with the sale, the Company guaranteed certain minimum levels of performance, on an annual basis, by the gas purchaser under this contract such that should performance under this contract be less than the levels guaranteed by the Company, Belden & Blake can draw on a letter of credit entered into by the Company. During the years ending April 1, 1995 through 1999, respectively, the following amounts can be drawn by Belden & Blake on such letter of credit: $1,877,000, $1,790,000, $1,735,000, $1,692,000 and
$1,656,000.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



12.      EVENTS SUBSEQUENT TO DECEMBER 31, 1994

Property Sales

On March 1, 1995 the Company realized $12.5 million of net cash proceeds as the result of the sale of certain oil and gas properties. Approximately $5 million of the net cash proceeds from this sale was utilized to prepay indebtedness under the Revolving Credit Facility and the remaining $7.5 million was added to the Company's working capital.

13.      OIL AND GAS COST AND RESERVE INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

The Company's oil and gas operations are conducted entirely in the United States. Aggregate capitalized costs relating to such operations and related accumulated depletion, depreciation and amortization are as follows:

                                                                                             December 31,
                                                                                     ---------------------------
                                                                                        1994                1993
                                                                                     ----------          ---------
                                                                                            (in thousands)
    Oil and gas properties:
      Proved                                                                          $ 484,903              $ 477,756
      Unproved:
    Subject to amortization                                                               3,151                  3,155
    Not subject to amortization (1)                                                      23,816                 23,601
      Accumulated depletion,
        depreciation and amortization                                                  (284,909)              (267,254)
                                                                                       --------              ---------

      Net oil and gas properties                                                      $ 226,961              $ 237,258
                                                                                      =========              =========

    (1) The total as of December 31, 1994 is comprised of costs incurred during 1994, 1993, 1992 and prior to 1992 of $6.2 million, $2.1 million, $3.8 million and $11.7 million, respectively.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Costs Incurred in Oil and Gas Producing Activities

Costs incurred in oil and gas operations and related depletion, depreciation and amortization per equivalent barrel are as follows:

                                                                           Years Ended December 31,
                                                               -----------------------------------------------
                                                                1994                1993                 1992
                                                               -------             -------             -------
                                                                  (in thousands, except per barrel amounts)
    Property acquisition costs:
      Proved                                                   $ 1,831             $ 1,003             $   306
      Unproved                                                   4,768               1,571               4,343
                                                               -------             -------             -------
                                                               $ 6,599             $ 2,574             $ 4,649
                                                               =======             =======             =======

    Exploration costs                                          $ 3,500             $ 2,965             $ 3,963
                                                               =======             =======             =======

    Development costs                                          $24,420             $15,478             $ 7,262
                                                               =======             =======             =======

    Depletion, depreciation and amortization                   $17,655             $18,357             $25,984
                                                               =======             =======             =======

    Depletion, depreciation and amortization
      per equivalent barrel                                    $  4.41             $  4.60             $  5.08
                                                               =======             =======             =======

    Reduction in the carrying value of
      oil and gas properties                                   $     -             $     -             $15,000
                                                               =======             =======             =======

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

The reserve information presented below is based upon reports reviewed by the Company's independent petroleum engineering firm. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Net quantities of proved reserves and proved developed reserves of oil (including condensate and natural gas liquids) and gas for the Company as of the beginning and the end of the years ended December 31, 1994, 1993 and 1992, as well as the changes in proved reserves during such periods, are set forth in the tables below.

                                                                                         Years Ended December 31,
                                                                               ----------------------------------------------
                                                                                 1994  (2)         1993                1992
                                                                               --------          --------            --------
    Oil reserves (thousands of barrels):
    -----------------------------------

          Proved oil reserves, beginning of period                                 13,036           13,863             15,938
          Revisions of previous estimates                                           1,076              304               (766)
          Extensions, discoveries and other additions                               2,816              397              1,329
          Purchases of reserves in place                                              255              113                432
          Sales of reserves in place                                               (2,773)            (205)            (1,193)
          Production                                                               (1,137)          (1,436)            (1,877)
                                                                                   ------          -------            -------

          Proved oil reserves, end of period                                       13,273           13,036             13,863
                                                                                   ======          =======            =======
          Proved developed oil reserves, end of period                              9,494            9,942             10,001
                                                                                   ======          =======            =======

    Gas reserves (MMCF):
    ------------------

          Proved gas reserves, beginning of period                                302,954          268,871            251,190
          Revisions of previous estimates                                          (4,618)          15,450             14,665
          Extensions, discoveries and other additions                              64,666           31,113             68,892
          Purchases of reserves in place                                            6,242            5,618              5,226
          Sales of reserves in place                                              (28,047)          (2,758)           (51,695)
          Production                                                              (17,219)         (15,340)           (19,407)
                                                                                  -------          -------           --------
          Proved gas reserves, end of period (1)                                  323,978          302,954            268,871
                                                                                  =======          =======           ========

          Proved developed gas reserves, end of period                            176,207          164,530            131,164
                                                                                  =======          =======           ========

         (1) Includes proved undeveloped gas reserves at December 31, 1994, 1993 and 1992 of 26.1 BCF, 27.5 BCF and 28.1 BCF,
                 respectively, which are subject to a joint drilling participation agreement as discussed in Note 11.
         (2) Includes proved reserves sold subsequent to December 31, 1994 of 18 BCF of gas and .3 MMBbls of oil, of which 12.7 BCF of gas and .2 MMBbls of oil were proved developed reserves.

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

                                                                           Years Ended December 31,
                                                                --------------------------------------------------
                                                                  1994 (2)(3)        1993                   1992
                                                                --------           --------               --------
                                                                                (in thousands)
    Future oil and gas sales                                    $741,640           $848,193               $811,097
    Future production costs                                      226,459            241,204                216,166
    Future development costs                                      79,959             68,172                 70,289
                                                                --------           --------               --------
    Future net cash flows before income tax                      435,222            538,817                524,642
    Discount at 10% per annum                                    198,583            244,167                239,731
                                                                --------           --------               --------
    Discounted future net cash flows
      before income taxes (1)                                    236,639            294,650                284,911
    Future income taxes, discounted
      at 10% per annum                                            11,141             33,011                 32,687
                                                                --------           --------               --------
    Standardized measure of discounted
      future net cash flows, after tax                          $225,498           $261,639               $252,224
                                                                ========           ========               ========

         (1) Includes proved undeveloped gas reserves at December 31, 1994, 1993 and 1992 with a present value of future net revenues discounted at 10% of $2,294,000, $3,260,000 and $10,857,000, respectively, which are subject to a joint drilling participation agreement as discussed in Note 11.
         (2) Includes proved reserves sold subsequent to December 31, 1994 having future net revenues before income taxes, discounted at 10% per annum, of $19.2 million.
         (3) The ability of the Company to maintain and/or increase current levels of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves being produced in 1995 depends on the availability of funds for capital expenditures. Due to the Company's current financial condition and operating cash flow deficit, the Company has limited funds available for development and other drilling operations during 1995. Unless the Company is able to restructure its debt and thus provide for significant amounts of capital expenditures in 1995, the Company's production and volumes of proved oil and gas reserves could decline significantly during 1995 and would result in a reduction in discounted future net cash flows.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Standardized Measure of Discounted Future Net Cash Flows, After Tax (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows, after tax.

                                                                                  Years Ended December 31,
                                                                      --------------------------------------------------
                                                                        1994                1993                  1992
                                                                      --------            --------              --------
                                                                                       (in thousands)
    Beginning of period                                               $261,639            $252,224              $234,319

    Sales of oil and gas
      produced, net of production costs                                (25,787)            (31,114)              (42,077)

    Sales of reserves in place                                         (41,253)             (2,737)              (45,019)

    Purchases of reserves in place                                       4,476               5,783                 8,026

    Net changes in price and
      production costs                                                 (65,284)            (18,931)               39,865

    Extensions, discoveries and improved
      recovery, less related costs                                      49,656              25,356                68,817

    Previously estimated development
      costs incurred during the year                                    10,234               7,216                 2,385

    Revisions of previous
     quantity estimates                                                  1,276              15,036                 9,241

    Accretion of discount                                               29,465              28,491                24,294

    Net change in income taxes                                          21,870                (324)              (24,068)

    Changes in production
     rates and other                                                   (20,794)            (19,361)              (23,559)
                                                                      --------            --------              --------

    End of period                                                     $225,498            $261,639              $252,224
                                                                      ========            ========              ========

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)




14.SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  First         Second        Third        Fourth
                                                                 Quarter        Quarter      Quarter       Quarter     Total
                                                                 -----------------------------------------------------------
                                                                           (in thousands, except per share amounts)
Year ended December 31, 1994:
   Oil and gas revenues                                           $ 10,542       $ 10,145    $  9,742     $ 10,214   $ 40,643
   Gross profit                                                      2,496          1,854       1,811        1,971      8,132
   Net loss from continuing operations                              (5,727)        (6,205)     (6,803)      (5,827)   (24,562)
   Net loss                                                         (5,727)        (6,205)     (6,803)      (5,827)   (24,562)
   Net loss from continuing operations per share
     of Class A Common Stock                                          (.21)          (.23)       (.25)        (.21)      (.91)
   Net loss from continuing operations per share
     of Class B Common Stock                                          (.21)          (.23)       (.25)        (.21)      (.91)
   Loss per share of Class A Common Stock                             (.21)          (.23)       (.25)        (.21)      (.91)
   Loss per share of Class B Common Stock                             (.21)          (.23)       (.25)        (.21)      (.91)

Year ended December 31, 1993:
   Oil and gas revenues                                           $ 12,329       $ 12,352    $ 10,963     $ 11,832   $ 47,476
   Gross profit                                                      3,465          3,816       2,233        3,243     12,757
   Net loss from continuing operations                              (3,775)        (3,564)     (7,055)      (4,389)   (18,783)
   Net earnings (loss)                                              (3,775)        (3,564)      4,495 (3)   (4,389)    (7,233)
   Net loss from continuing operations per share
     of Class A Common Stock                                          (.14)          (.13)       (.26)        (.16)      (.70)
   Net loss from continuing operations per share
     of Class B Common Stock                                          (.14)          (.13)       (.26)        (.16)      (.70)
   Earnings (loss) per share of
    Class A Common Stock                                              (.14)          (.13)        .17         (.16)      (.27)
   Earnings (loss) per share of
    Class B Common Stock                                              (.14)          (.13)        .17         (.16)      (.27)

Year ended December 31, 1992:
   Oil and gas revenues                                           $ 16,668       $ 15,822    $ 16,098     $ 15,854   $ 64,442
   Gross profit (loss)                                             (12,542) (1)     3,803       4,274        5,558      1,093
   Net loss from continuing operations                             (21,318)        (4,516)     (3,642)      (3,220)   (32,696)
   Net earnings (loss)                                             (20,402)        (4,463)      4,216 (2)   (3,220)   (23,869)
   Net loss from continuing operations per share
     of Class A Common Stock                                          (.74)          (.15)       (.12)        (.11)     (1.13)
   Net loss from continuing operations per share
     of Class B Common Stock                                          (.77)          (.18)       (.15)        (.13)     (1.23)
   Earnings (loss) per share
    of Class A Common Stock                                           (.71)          (.16)        .15         (.11)      (.82)
   Earnings (loss) per share
    of Class B Common Stock                                           (.74)          (.18)        .13         (.13)      (.92)

         (1) Due to low oil and gas prices which were being received during this period, the Company was required to reduce the carrying value of its oil and gas properties (see Note 1).
         (2) Includes a $7.8 million gain on the divestiture of the Company's discontinued gas gathering, processing and marketing operations (see Note 10).
         (3) Includes a $11.6 million gain on the sale of the Company's remaining equity interest in its discontinued gas gathering, processing and marketing operations (see Note 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III



ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference to "Election of Directors", "Other Executive Officers" and "Compliance with Section 16(a)" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on or about June 20, 1995.

ITEM 11.         EXECUTIVE COMPENSATION.

Incorporated herein by reference to "Executive Compensation and Other Information" and "Compensation of Directors" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on or about June 20, 1995.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on or about June 20, 1995.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference to "Certain Transactions and Relationships" included in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on or about June 20, 1995.

                                    PART IV



ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

(a)      LIST OF DOCUMENTS FILED

         (1)     Financial Statements:
                            Independent Auditors' Report
                            Consolidated Balance Sheets as of December 31, 1994
                              and 1993
                            Consolidated Statements of Operations for the Years
                              Ended December 31, 1994, 1993 and 1992
                            Consolidated Statements of Stockholders' Equity
                              (Deficit) for the Years Ended December 31, 1994, 1993 and 1992
                            Consolidated Statements of Cash Flows for the Years
                              Ended December 31, 1994, 1993 and 1992
                            Notes to Consolidated Financial Statements

         (2)     Financial Statement Schedules:
                            None

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

                 4.1 Amendment and Restatement of Amendment, Restatement and Consolidation of Credit Agreement dated as of August 6, 1993 among the Company, Exploration, each bank which is a signatory thereto and Chase, as agent (the "Credit Agreement"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

                 4.2 Amendment No. 1, dated as of December 28, 1993 relating to the Credit Agreement. (Incorporated herein by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

         *       4.3        Amendment No. 2, dated as of September 30, 1994
                            relating to the Credit Agreement.

         *       4.4        Amendment No. 3, dated as of December 6, 1994
                            relating to the Credit Agreement.

         *       4.5        Amendment No. 4, dated as of March 21, 1995
                            relating to the Credit Agreement.

                 4.6 Second Amended and Restated Pledge Agreement dated as of December 22, 1992, among the Company, Exploration and Chase, as agent for certain banks, and Chase as collateral agent for such banks. (Incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

                 4.7 Guaranty dated as of December 1, 1989, from the Company to each of the financial institutions party to the Credit Agreement. (Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

                 4.8 Indenture dated as of February 16, 1989 among the Company, the subsidiaries of the Company listed on the signature pages thereto and United States Trust Company of New York, a New York banking corporation (the "Trustee"), relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999 (the "GIN Indenture"). (Incorporated herein by reference to
                            Exhibit 10.15 to the Company's Registration
                            Statement on Form S-2, Registration No. 33-32202.)

                 4.9 Indenture dated as of February 14, 1990 among the Company and Bank of Montreal Trust Company, relating to the Company's 9% Convertible Subordinated Debentures Due 2015. (Incorporated herein by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

                 4.10 First Supplemental Indenture to the GIN Indenture dated as of August 5, 1993 among the Company, the subsidiaries of the Company listed on the signature pages thereto, as Guarantors (the "Guarantors") and the Trustee, relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999. (Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

                 4.11 Indenture dated as of August 6, 1993 among the Company, the Guarantors and the Trustee, relating to the Company's Senior Gas Indexed Notes Due 2002. (Incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

                 4.12 Indenture dated as of August 6, 1993 among the Company, the Guarantors and the Trustee, relating to the Company's 11.5% Senior Secured Notes Due 2000. (Incorporated herein by reference to Exhibit
                            4.4 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

                 4.13 Pledged Assets Agency Agreement dated as of August 6, 1993 between the Trustee, as Pledged Asset Agent, and Exploration relating to the Company's 11.5% Senior Secured Notes Due 2000. (Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

                 4.14 Exchange Agreement dated as of July 19, 1993 by and among the Company and The Prudential Insurance Company relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999 (and such other beneficial holders as set forth on Schedule A attached thereto). (Incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

                 4.15 Subscription Agreement dated as of July 27, 1993 between the Company and The Prudential Insurance Company relating to the Company's 11.5% Senior Secured Notes Due 2000 (and such other subscribers thereunder as set forth on Schedule A attached thereto). (Incorporated herein by reference to
                            Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

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

                 10.4 Supplemental Executive Retirement Agreement dated as of October 8, 1993 between the Company and George P. Giard, Jr. (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

                 10.5 Supplemental Executive Retirement Agreement dated as of October 8, 1993 between the Company and Robert L. Smith. (Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

                 10.6 First Amendment to Employee Stock Ownership Plan of Presidio Oil Company (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1994.)

                 10.7 Second Amendment to Employee Stock Ownership Plan of Presidio Oil Company (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1994.)

         *       10.8       Third Amendment to Employee Stock Ownership Plan of
                            Presidio Oil Company.

                 Director Compensation Plans

                 10.9 The Company's Stock Option Plan for Non-Employee Directors (the "1988 Plan") as approved by the Board of Directors on October 22, 1987 and approved by the Stockholders on December 9, 1987. (Incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the six months ended December 31, 1987.)

                 10.10 First Amendment to the Company's 1988 Plan executed May 25, 1989, to be effective January 1, 1989. (Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

                 10.11 The Company's 1989 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on March 30, 1989 and approved by the Stockholders on May 25, 1989. (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-2, Registration No. 33-32202.)

                 10.12 The Company's 1990 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on March 15, 1990 and by the Stockholders on May 17, 1990. (Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

                 10.13 The Company's 1991 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on December 27, 1991 and by the Stockholders on May 14, 1992. (Incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

                 10.14 The Company's 1992 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on April 16, 1993 and by the Stockholders on June 16, 1993. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

                 Management Warrants

                 10.15 Amended and Restated Warrant Agreement dated as of April 16, 1993 between the Company and Oil and Gas Finance Limited (a company wholly owned by George
                            P. Giard, Jr.). (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

                 10.16 Amended and Restated Warrant Agreement dated as of April 16, 1993 between the Company and Oil and Gas Finance Limited (a company wholly owned by George
                            P. Giard, Jr.). (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

                 10.17 Amended and Restated Warrant Agreement dated as of April 16, 1993 between the Company and Robert L.
                            Smith.   (Incorporated herein by reference to
                            Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

                 10.18 Warrant Agreement dated as of January 15, 1993 between the Company and Christopher S. Hardesty. (Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

                 Other Warrants

                 10.19 Warrant Agreement dated as of September 18, 1987 between the Company and Grant E. Thayer. (Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the six months ended December 31, 1987.)

                 10.20 Warrant Agreement dated as of September 13, 1989 between the Company and InterLiberty Investments, Inc. (Incorporated herein by reference to Exhibit
                            10.37 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

                 Option Agreements

                 10.21 Option Agreement dated as of November 3, 1987 between the Company and Philip S. Sirianni ("Sirianni"). (Incorporated herein by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

                 10.22 Option Agreement dated as of December 16, 1988 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

                 10.23 Option Agreement dated as of September 13, 1989 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

                 10.24 Amendment to Stock Option Agreement dated November 1, 1993 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

                 10.25 Option Agreement dated November 1, 1993 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

                 Agreements Related to Acquisition and Divestures

                 10.26 Agreement and Plan of Merger among Exploration, Mountain Gas Resources, Inc. and MS Gas Resources, Inc. dated June 11, 1992. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 1992.)

                 10.27 Amendment No. 1 to the Agreement and Plan of Merger dated as of July 16, 1992 among Exploration, Mountain Gas Resources, Inc. and MS Gas Resources, Inc. ("Mountain Gas"). (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 16, 1992.)

                 10.28 Drilling Participation Agreement dated as of December 22, 1992 by and between Presidio West Virginia, Inc. (a wholly-owned subsidiary of Exploration) and Peake Operating Company. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 22, 1992.)

         *       21.1       Subsidiaries of the Registrant.

         *       23.1       Consent of Deloitte & Touche LLP.

         *       23.2       Consent of Huddleston & Co., Inc.

         *       27         Financial Data Schedule

                 *          Filed herewith.

(b)      REPORTS ON FORM 8-K

On December 12, 1994, a Form 8-K, dated December 12, 1994, was filed, which reported under Item 5. "Other Events", the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.300% for the period February 15, 1995 to May 14, 1995.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO OIL COMPANY



By:   /s/ Robert L. Smith                                                      Date:    March 21, 1995
     ----------------------------------------                                         ------------------
      Robert L. Smith
      President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                                 DATE
---------                           -----                                                 ----



/s/ George P. Giard, Jr.            Chairman of the Board, Chief                          March 21, 1995
-----------------------------       Executive Officer and Director
George P. Giard, Jr.                (Principal Executive Officer)



/s/ William D. Benjes, Jr.          Director                                              March 21, 1995
-----------------------------
William D. Benjes, Jr.



/s/ Peter H. Havens                 Director                                              March 21, 1995
-----------------------------
Peter H. Havens



/s/ John W. Hyland, Jr.             Director                                              March 21, 1995
----------------------------
John W. Hyland, Jr.



/s/ Raymond J. Kosi                 Director                                              March 21, 1995
----------------------------
Raymond J. Kosi



                                    Director                                              March __, 1995
-------------------------------
J. Howard Marshall, II

SIGNATURE                           TITLE                                                 DATE
---------                           -----                                                 ----
/s/ Hugh A. L. Mumford              Director                                              March 21, 1995
--------------------------------
Hugh A. L. Mumford



/s/ Peter Silvester                 Director                                              March 21, 1995
--------------------------------
Peter Silvester



/s/ Robert L. Smith                 President, Chief Operating Officer                    March 21, 1995
-----------------------------       and Director
Robert L. Smith



/s/ Christopher S. Hardesty         Treasurer and Chief Financial Officer                 March 21, 1995
-----------------------------       (Principal Financial Officer)
Christopher S. Hardesty



/s/ Charles E. Brammeier            Controller                                            March 21, 1995
-----------------------------       (Principal Accounting Officer)
Charles E. Brammeier

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
------          -----------
 4.3            Amendment No. 2, dated as of September 30, 1994 relating to the Credit Agreement.

 4.4            Amendment No. 3, dated as of December 6, 1994 relating to the Credit Agreement.

 4.5            Amendment No. 4, dated as of March 21, 1995 relating to the Credit Agreement

10.8            Third Amendment to Employee Stock Ownership Plan of Presidio Oil Company.

21.1            Subsidiaries of the Registrant.

23.1            Consent of Deloitte & Touche LLP.

23.2            Consent of Huddleston & Co., Inc.

27              Financial Data Schedule (Submitted to the SEC for its information).