Form 10-K405/A
period 1994-12-31
PRESIDIO OIL CO
filed 1995-04-28
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

THE BOARD OF DIRECTORS

         Pursuant to the Bylaws of the Company, the Board of Directors shall consist of the number of directors designated by resolution of the Board of Directors. Currently, the number of directors is fixed at nine (9). The Board of Directors is currently comprised of the following:

                                           DIRECTOR      TERM TO
       NAME                       AGE        SINCE       EXPIRE
- -------------------------         ---      --------      -------
William D. Benjes, Jr.            56         1987         1995
Hugh A. L. Mumford                49         1986         1995
Peter Silvester                   59         1987         1995

John W. Hyland, Jr.               57         1993         1996
Raymond J. Kosi                   59         1984         1996
J. Howard Marshall, II            90         1987         1996

George P. Giard, Jr.              56         1986         1997
Peter H. Havens                   40         1983         1997
Robert L. Smith                   52         1992         1997


         William D. Benjes, Jr. is the founder of Stratfield Investment Management, Inc. and has been its President since 1986. Mr. Benjes was with Fort Hill Investors Management Group from 1977 through 1985 and served as its President from 1982 through 1985.

         Hugh A. L. Mumford currently serves as managing director of Electra Investment Trust P.L.C. ("Electra"). Mr. Mumford has been an officer of Electra since 1981 and a director since 1985. Mr. Mumford, a citizen of the United Kingdom, is also a director of Mezzanine Capital Corporation, an investment company, and New London Oil P.L.C.

         Peter Silvester is Executive Director and General Manager (Investments) of Friends' Provident Life Office ("Friends") and Executive Director of a number of its subsidiaries. Mr. Silvester, a citizen of the United Kingdom, has been an executive with Friends for more than the last six years. He is a Fellow of the Institute of Actuaries and a Fellow of the Pensions Management Institute, where he was on the Council for six years and Vice President from 1983 to 1985. Mr. Silvester is also a director of Esprit Gestion S.A. and Mapral Limited.

         John W. Hyland, Jr. has been a partner of McFarland Dewey & Co. since 1992 and previously served as a managing director of Rho Management Company, Inc. from 1989 to 1992. He was a managing director of PaineWebber Incorporated and Vice Chairman of PaineWebber/Young and Rubicam Ventures from 1983 to 1988, Vice Chairman of Warburg Paribas Becker Inc. from 1980 to 1983, and prior thereto a partner in Morgan Stanley & Co. Inc. Mr. Hyland is also a director of Summit Communications Group, Inc.

         Raymond J. Kosi is a private investor and business consultant. Mr. Kosi was the co-founder and an officer from 1963 through 1993 of K.R.K. Inc., a privately-owned manufacturer of plastic injection moldings.

         J. Howard Marshall, II was Chairman of the Board of Petroleum Development Corporation from its incorporation in 1984 until its acquisition by the Company in 1987. Mr. Marshall is Chairman of Marshall Petroleum, Inc., and has been an independent oil and gas operator for the last twenty years. Previously, Mr. Marshall has served as Special Counsel, Chevron Corporation; Partner, Pillsbury, Madison and Sutro; President, Ashland Oil Company; Executive Vice President, Signal Oil Company; President, Union Texas Petroleum Corporation; and Executive Vice President, Allied Chemical Company. He currently serves as a Director of Koch Industries, Inc. and Coastal Oil & Gas Corporation.

         George P. Giard, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Mr. Giard joined the Company in 1986 after being a partner since 1981 in Oil & Gas Finance Limited, a private energy investment firm. He also served as a director of Marline Oil Corporation from 1976 through 1985 and Chairman of the Board of that company from 1976 through 1983. He has also served as a director of Crystal Oil Company since 1987.

         Peter H. Havens has been manager since 1982 of Kewanee Enterprises, an investment firm. Mr. Havens has been a director of Bryn Mawr Trust Company since March 1986 and is also a director of Nobel Education Dynamics, Inc.

         Robert L. Smith has been a director of the Company since 1992 when he was elected President and Chief Operating Officer of the Company. Mr. Smith was previously Executive Vice President of the Company since 1987, and prior to joining the Company and for over five years, he served in various capacities, including President and Chief Operating Officer, with Cenergy Corporation, an oil and gas exploration and production company.

OTHER EXECUTIVE OFFICERS

         The following is a list of executive officers and managers of the Company, other than Mr. Giard and Mr. Smith, each of whose term of office runs until a successor is duly appointed:

         Christopher S. Hardesty, age 50, joined the Company in 1992 as Vice President-Finance, Treasurer and Chief Financial Officer. Mr. Hardesty was previously Executive Vice President, Treasurer and Chief Financial Officer of DeKalb Energy Company and for over five years, served in various capacities with Newmont Mining Corporation, Newmont Gold Company and Exxon Corporation.

         Kendell V. Tholstrom, age 49, currently serves as Vice President and General Manager, Rocky Mountain and Mid-Continent Regions of the Company. Mr. Tholstrom joined the Company in 1986 as Operations Manager and subsequently served as Vice President of Operations and Vice President and General Manager, Rocky Mountain Division. He has eighteen years of prior reservoir engineering and operations experience with Sabine Corporation and Terra Resources, Inc.

         Bruce R. DeBoer, age 42, joined the Company as General Counsel and Corporate Secretary in 1988. He was previously Corporate Attorney and Assistant Secretary for Canterra Petroleum, Inc. and General Counsel and Secretary of Energetics, Inc. Prior thereto, Mr. DeBoer was engaged in the private practice of law in Denver, Colorado.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 1994 to December 31, 1994, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth compensation paid by the Company to its Chief Executive Officer and four other most highly compensated executive officers for fiscal years 1994, 1993 and 1992.

                                                      SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                             ANNUAL COMPENSATION (1)               COMPENSATION
                                        ----------------------------------------   ------------
                                                                       OTHER
                                                                       ANNUAL        OPTIONS       ALL OTHER
       NAME AND                          SALARY ($)                 COMPENSATION     AWARDED     COMPENSATION
  PRINCIPAL POSITION          YEAR         (2)          BONUS($)      ($) (3)        (#) (4)       ($) (5)
  ------------------          ----      ----------      --------    ------------     -------     -------------
 George P. Giard, Jr.         1994        380,769          -0-         11,250        114,000       274,405(6)
   Chairman and CEO           1993        332,596      100,000            -0-        235,000       165,138(6)
                              1992        396,635       30,300            -0-        139,039        30,000

 Robert L Smith               1994        257,492          -0-         11,250         57,000       152,950(7)
   President and COO          1993        228,307       50,000            -0-        125,000        90,155(7)
                              1992        203,625       19,000            -0-         51,622        30,000

 Christopher S. Hardesty      1994        168,000          -0-         11,250         28,000        11,250
   Vice President and         1993        150,000       38,000            -0-         55,000           -0-
   CFO                        1992          6,827(8)       -0-            -0-         25,000           -0-

 Kendell V. Tholstrom         1994        150,600       22,500         11,250         25,000        11,250
   Vice President             1993        128,125       45,000            -0-         50,000        27,469
                              1992        126,322       10,000            -0-         22,524        19,808

 Bruce R. DeBoer              1994        119,091          -0-          8,625         17,000         8,625
   General Counsel and        1993        102,083       31,500            -0-         40,000        21,058
   Secretary                  1992        111,923        6,800            -0-         10,958        17,519

__________________

  (1) The Company provides group insurance benefits for its executive officers which are generally available to all salaried employees, including medical and dental insurance, term life insurance, and long-term disability insurance. In addition, executive officers of the Company are provided certain club memberships for business purposes. A certain amount of personal use of these benefits may be made by the recipients. After reasonable inquiry, the Company has concluded that the aggregate amount of such personal benefits, which cannot be specifically or precisely ascertained, was less than either $50,000 or ten percent (10%) of the salary and bonus reported for each of the named executive officers.

  (2) For 1994, the salaries of Messrs. Giard, Smith, Hardesty, Tholstrom and DeBoer were comprised, in part, of cash payments for accrued but unused vacation time in the amount of $20,769, $21,230, $8,000, $7,600 and $4,091, respectively. For 1993, the salaries of Messrs. Giard and Smith were comprised, in part, of cash payments for accrued but unused vacation time in the amount of $13,846 and $8,307, respectively. For 1992, the salaries of Messrs. Giard, Smith, Tholstrom and DeBoer were comprised, in part, of cash payments for accrued but unused vacation time in the amounts of $21,635, $8,625, $1,322 and $11,923, respectively.

  (3) In 1994, the Company contributed an amount equal to 7.5% (to a maximum of $11,250) of 1994 cash compensation to each employee's account in respect of the Company's 401(k) Plan which was established January 1, 1994. Participation of an employee in the 401(k) Plan commences upon employment.

  (4) The options listed for 1993 and 1994 are shares of Class A Common Stock and for 1992 are shares of Class B Common Stock other than Mr. Hardesty's shares which are Class A Common Stock. See "Stock Option Grants" and "Compensation Committee Report on Executive Compensation".

  (5) Includes Company contributions to the Company's Employee Stock Ownership Plan (the "ESOP") in an amount equal to (i) in 1994, 7.5% (to a maximum of $11,250) and (ii) in 1993 and 1992, 15% (to a maximum of $30,000) of cash compensation paid in each calendar year. Participation of an employee in the ESOP was subject to a one-year waiting period until August 1, 1994, at which time the ESOP was amended to allow participation upon employment.

  (6) Includes estimated accruals of $263,155 and $135,138 in the Company's financial statements in 1994 and 1993, respectively, for the benefit of Mr. Giard in respect of his supplemental executive retirement plan ("SERP"). See "Long-Term Incentive Plans and Pension Plans".

  (7) Includes estimated accruals of $141,700 and $60,155 in the Company's financial statements in 1994 and 1993, respectively, for the benefit of Mr. Smith in respect of his SERP. See "Long-Term Incentive Plans and Pension Plans".

  (8) Mr. Hardesty joined the Company on December 15, 1992 at an annual salary of $150,000.

STOCK OPTION GRANTS

                                             1994 OPTION GRANTS
                                                                                                  GRANT DATE
                                             INDIVIDUAL GRANTS                                       VALUE
- --------------------------------------------------------------------------------------------      ----------
                                                   % OF TOTAL
                                  NO. OF SHARES      OPTIONS                                       POTENTIAL
                                   UNDERLYING       GRANTED TO     EXERCISE                        REALIZABLE
                                     OPTIONS        EMPLOYEES        PRICE        EXPIRATION       VALUE ($)
          NAME                       GRANTED (1)     IN 1993       ($/SHARE)         DATE             (2)
- --------------------------        --------------   -----------     ---------      ----------       ----------
George P. Giard, Jr.                 114,000          24.6            .75             2004            14,250
Robert L. Smith                       57,000          12.3            .75             2004             7,125
Christopher S. Hardesty               28,000           6.0            .75             2004             3,500
Kendell V. Tholstrom                  25,000           5.4            .75             2004             3,125
Bruce R. DeBoer                       17,000           3.7            .75             2004             2,125

__________________

  (1) The options listed cover shares of Class A Common Stock which become exercisable in equal increments during the first four years of continuous employment after the grant date of December 13, 1994, except that if the price of the Company's Class A Common Stock equals or exceeds $4.00 per share for ten (10) consecutive trading days, fifty percent (50%) of the then unvested shares automatically vest, and if such price equals or exceeds $6.00 per share for ten consecutive trading days, the then unvested shares become one hundred percent (100%) vested. The exercise price was equal to 171% of the closing price of Class A Common Stock on the American Stock Exchange on December 13, 1994.

  (2) The grant date present value is determined by using the Black-Scholes Model. The Black-Scholes Model is a complicated mathematical formula widely used to value exchange traded options. However, stock options granted by the Company to its executives differ from exchange traded options in three key respects: options granted by the Company to its executives are long-term, non-transferable and subject to vesting restrictions while exchange traded options are short-term and can be exercised or sold immediately in a liquid market. In this presentation, the Black-Scholes Model has been adapted to estimate the present value of the options set forth in the table, taking into consideration a number of factors, including an expected volatility of 157%, a risk-free rate of return of 7%, a dividend yield of 0% and an exercise period of 10 years. No adjustments were made for non-transferability or risk of forfeiture. Consequently, because the Black-Scholes Model has been adapted to value the options set forth in the table and is assumption-based, it may not accurately determine present value. The actual value, if any, an optionee will realize will depend on the excess of the market value of the shares over the exercise price on the date the option is exercised.

OPTION EXERCISES AND HOLDINGS


                                     AGGREGATED OPTION EXERCISES IN 1994
                                       AND 1994 YEAR-END OPTION VALUES

                                                               NUMBER OF                 VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                                             AT 12/31/94 (1)                  AT 12/31/94
                                                     ----------------------------    ---------------------------
                              SHARES
                           ACQUIRED ON     VALUE
       NAME                 EXERCISE     REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
- ---------------------      -----------   --------    -----------    -------------    -----------   -------------
George P. Giard, Jr.            -0-         N/A          69,750         290,250         -0-           -0-
                                                        313,539         100,000         -0-           -0-
Robert L. Smith                 -0-         N/A          31,250         150,750         -0-           -0-
                                                        105,622          52,000         -0-           -0-
Christopher S. Hardesty         -0-         N/A          20,000          88,000         -0-           -0-
                                                            -0-             -0-         -0-           -0-
Kendell V. Tholstrom            -0-         N/A          13,000          62,500         -0-           -0-
                                                         49,274          19,000         -0-           -0-
Bruce R. DeBoer                 -0-         N/A          10,000          47,000         -0-           -0-
                                                         20,458          13,000         -0-           -0-

- -----------------

  (1) All amounts listed in the first line for each individual are shares of Class A Common Stock and all amounts listed in the second line for each individual are shares of Class B Common Stock.

LONG-TERM INCENTIVE PLANS AND PENSION PLANS

         The Company has no long-term incentive plan or defined benefit or actuarial plan. However, Messrs. Giard and Smith have each entered into a Supplemental Executive Retirement Agreement (the "SERP Agreement") with the Company which provides each officer with cash benefits upon retirement in the form of a ten year annuity with annual payments equal to a maximum of sixty percent (60%) of each officer's average annual salary and bonus for the three
(3) years preceding retirement. The amount of annual benefit upon retirement is equal to (i) the officer's final average earnings multiplied by a percentage factor based upon years of service to the Company weighted separately for each officer so that termination of employment at age sixty-five (65) provides a maximum factor of sixty percent (60%) reduced by (ii) the value upon retirement, of such officer's ESOP account and any other amounts payable to such officer under any other qualified retirement plans adopted by the Company subsequent to the SERP Agreement. Accordingly, the annual benefits payable upon retirement at normal retirement age for Messrs. Giard and Smith are difficult to estimate due to the offsetting value upon retirement of each officer's ESOP account which is comprised solely of equity securities of the Company. As of April 21, 1995, Mr. Giard is credited with 9 years of service and Mr. Smith is credited with 7 years of service.

REPORT ON REPRICING OF OPTIONS

         The Company has not adjusted or amended the exercise price of stock options previously awarded to any of the named executive officers other than as reported in previous proxy statements.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         No executive officer of the Company has an employment contract and there is no compensatory plan or arrangement in respect of the resignation, retirement or any other termination of any executive officer's employment with the Company or a change-in-control or any change in executive responsibilities following a change-in-control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are William D. Benjes, Jr., John W. Hyland, Jr. and J. Howard Marshall, II. No member of the Compensation Committee of the Board of Directors during the last fiscal year is or formerly was an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company and no member of the Compensation Committee has or had any relationships requiring disclosure under regulations applicable to this report.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee reviews and determines all compensation matters for the Company's executive officers. The executive compensation program is comprised of salary, annual cash and 401(k) incentives as well as long-term incentives principally in the form of employee stock options and stock contributed to the ESOP. Each year the Compensation Committee determines salary adjustments, if any, and the level of benefit grants under the Company's Executive Bonus Program (the "EBP") and its Incentive Stock Option Plan (the "ISOP") as well as the contribution levels in respect of its 401(k) Plan and ESOP. Generally, the Compensation Committee meets toward the end of each fiscal year (and/or shortly thereafter) to consider executive compensation matters, largely based on the achievements of the Company in relation to certain performance targets. In respect of such matters, the Compensation Committee also considers independent compensation studies relating to compensation practices in the independent oil and gas industry, including William M. Mercer, Incorporated and KPMG Peat Marwick. Such studies are comprised of independent oil and gas companies choosing to participate therein which differ from the companies comprising the Standard & Poor's Oil (Domestic Integrated) Index used in the performance graph included herein. The Compensation Committee believes that the compensation paid by such independent companies, with a predominantly exploration and production (non-integrated) line of business, is a better basis for compensation comparison than the integrated companies included in the performance graph.

         The Compensation Committee's executive compensation practices are designed to provide competitive levels of base salary, annual bonus awards under the EBP and stock option grants under the ISOP for the Company's executive officers, that, in order of relative importance, (i) reflect the Company's achievements in respect of the specific performance targets outlined below, (ii) recognize individual initiative and achievement as well as levels of compensation in the independent oil and gas industry, and (iii) assist the Company in attracting and retaining qualified executives. The Compensation Committee utilizes compensation studies to assure that the various components of the Company's total compensation approximate survey averages within the independent oil and gas industry, subject to further adjustment upon the subjective determination of the Compensation Committee in respect of the three foregoing factors.

         In addition to the three factors set forth above and the compensation surveys which are generally utilized by the Compensation Committee in respect of setting levels of total compensation for the executive officers as a group, the Compensation Committee also considers various levels of responsibility, prior experience, breadth of knowledge and internal equity issues in setting base salary levels. Such salary levels for 1994 for the executive officers as a group approximated compensation survey averages.

         Mr. Giard's 1994 base salary of $360,000 was determined in December 1993 and represented an increase of 13% vis-a-vis his 1993 salary level, reflecting the Company's favorable 1993 performance as well as competitive and other factors existing at that time.

         In establishing the amounts of the 1994 bonus awards under the EBP and the stock option grants under the ISOP, the Compensation Committee in particular reviewed the Company's achievements in respect of its performance targets for 1994 which included: (i) oil and gas reserve replacement - the Company's yearend 1994 proved hydrocarbon reserves, on an equivalent barrel ("BOE") basis, were to be equal to or greater than 107.5% of the Company's 1993 yearend proved hydrocarbon reserves; (ii) return on capital - the rate of return on the capital of the Company, based on its 1994 EBITDA (earnings before interest, taxes and depreciation, as adjusted for the impact of oil and gas production rates and pricing scenarios), was to be 15% or greater; and (iii) net asset value - the Company's adjusted net asset value as of yearend 1994 would be 10% greater than such net asset value as of yearend 1993. The Company's achievements in 1994 relative to such targets (each of which the Compensation Committee weighed equally) were slightly less than the percentage goals set forth above.

         The Compensation Committee also noted that the Company's production costs declined substantially in 1994 to $3.71 per BOE, compared to $4.10 per BOE in 1993.

         In consideration of the Company's performance in 1994 in respect of its targeted goals, as well as in realizing significant operating efficiencies in such year, the Compensation Committee made a subjective determination that the executive officers as a group should receive the stock option grants under the ISOP discussed in detail under "Stock Option Grants", which consisted of grant date option values that ranged from 2% to 4% of base salary. The Compensation Committee also determined that no cash bonus awards should be made under the EBP except to Mr. Tholstrom who received a bonus equal to 15.7% of his base salary.

         For 1994, Mr. Giard was awarded an option to purchase 114,000 shares of Class A Common Stock which primarily reflected the Company's overall 1994 achievements relative to its performance targets, as described above.

         In respect of the 401(k) Plan and the ESOP, which relate to all Company employees, the Compensation Committee has in recent years authorized annual contributions to the ESOP in the form of the Company's common stock for each employee of the Company (including the executive officers as a group) in an amount equal to 15% (up to a maximum of $30,000 per employee) of such employee's eligible cash compensation. In 1994, the Company adopted a 401(k) Plan in which all employees are allowed to participate. The Committee elected to split the annual contribution for 1994 equally between the 401(k) Plan and the ESOP in an amount equal in each case to 7.5% (up to a maximum of $11,250) of each employee's cash compensation. The annual amount of these contributions is determined by the Compensation Committee based upon general levels of compensation in the independent oil and gas industry and without specific reference to the above-mentioned executive compensation practices which relate to the executive officers as a group.

         The Omnibus Budget Reconciliation Act of 1993 contains provisions which limit the tax deductibility of executive compensation in excess of $1 million per year, subject to certain exceptions. The current policy of the Company is to design its compensation programs to preserve the tax deductibility of compensation paid to its executive officers and other members of management. However, the Compensation Committee could in the future determine, taking into consideration the relevant factors then in existence, to make awards or approve compensation that does not qualify for a compensation deduction for tax purposes, if the Compensation Committee believes it is in the Company's interest to do so.

         The Compensation Committee intends to maintain its practice of providing a competitive salary structure for its CEO and other executive officers and basing salary levels, bonus and other compensation on corporate and individual performance. In this respect the Compensation Committee continues to establish annual performance goals to be achieved by the CEO and the Company's other executive officers.

                                      William D. Benjes, Jr., Co-Chairman
                                      John W. Hyland, Jr., Co-Chairman
                                      J. Howard Marshall, II

PERFORMANCE GRAPH

         The following performance graph compares, for the 1989-1994 period, the percentage changes in the Company's cumulative total shareholder return on its Class A Common Stock to that of the American Stock Exchange Market Value Index and the S&P Oil- Domestic Integrated Index. All cumulative returns assume reinvestment of dividends.

                                    [GRAPH]

                                     1989         1990         1991        1992         1993         1994
                                     ----         ----         ----        ----         ----         ----
Presidio Oil Company                100.00        60.64        40.37       10.72        25.27         6.89
AMEX Market Value                   100.00        81.51       104.51      105.62       126.23       114.73
S&P Oil - Domestic Integrated       100.00        92.53        78.87       80.26        81.18        82.24

COMPENSATION OF DIRECTORS

         Directors of the Company are each entitled to receive $2,500 for each meeting of the Board of Directors and $2,000 for each meeting of a committee (other than the Nominating Committee) of the Board of Directors that they attend in addition to reimbursement for travel expenses. Directors who are also employees of the Company are not compensated separately for their service as directors of the Company or its subsidiaries.

STOCK OPTION PLANS FOR NON-EMPLOYEE DIRECTORS

         Under the Stock Option Plan for Non-Employee Directors, the 1989 Stock Option Plan for Non-Employee Directors, the 1991 Stock Option Plan for Non-Employee Directors, the 1992 Stock Option Plan for Non-Employee Directors and the 1993 Stock Option Plan for Non-Employee Directors (collectively, the "DSOPs"), each of the then current non-employee directors of the Company was granted options to purchase shares of Class A Common Stock and Class B Common Stock and each then current non-employee director who was a member of the Executive Committee of the Board of Directors was granted an option to purchase additional shares of Class A Common Stock and Class B Common Stock. The aggregate number of shares of Class A Common Stock subject to such options is 175,000 and of Class B Common Stock subject to such options is 213,571. The exercise price for such options was the market price for the applicable Class A Common Stock and Class B Common Stock on the dates when each of the DSOPs was approved by the Compensation Committee, as ratified by the Company's stockholders. No options granted under the DSOPs have been exercised.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Class A Common Stock. The following table shows, as of April 21, 1995, the beneficial ownership (shares owned or that may be acquired within sixty (60) days) of Class A Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class A Common Stock, (b) each current director and executive officer and (c) all of the Company's current executive officers and directors as a group. Each share of Class B Common Stock is convertible at any time at the option of the holder into one (1) share of Class A Common Stock. The right to acquire Class A Common Stock in this manner is reflected in the following table which assumes conversion of all beneficially owned shares of Class B Common Stock set forth in the Class B Common Stock table which follows the Class A Common Stock table below.

                                                              NUMBER OF COMBINED
                                                              SHARES BENEFICIALLY        PERCENT
               NAME OF BENEFICIAL OWNER                              OWNED               OF CLASS+
               -----------------------                        ------------------         ---------
          (a)  Five percent (5%) holders:

               FMR Corp.                                           2,956,250(1)            10.4%
               82 Devonshire Street
               Boston, Massachusetts 02109

               Friends' Provident Life Office                      2,364,962(2)             8.3%
               15 Old Bailey
               London EC4M 7AP United Kingdom

               American Premier Group, Inc.                        2,510,660(3)             8.1%
               One East Fourth Street
               Cincinnati, Ohio 45202

               Electra Investment Trust P.L.C.                     1,449,733                5.1%
               65 Kingsway
               London WC2B 6QT United Kingdom

          (b)  Directors and Executive Officers:

               Peter Silvester                                     2,390,316(4)             8.4%
               George P. Giard, Jr.                                2,078,917(5)             7.2%
               Robert L. Smith                                     1,588,544(6)             5.5%
               Hugh A. L. Mumford                                  1,475,087(7)             5.2%
               J. Howard Marshall, II                                651,110(8)             2.3%
               Peter H. Havens                                       141,928(9)                *
               Kendell V. Tholstrom                                 106,662(10)                *
               Raymond J. Kosi                                       96,767(11)                *
               Bruce R. DeBoer                                       59,623(12)                *
               Christopher S. Hardesty                               41,812(13)                *
               William D. Benjes, Jr.                                33,486(14)                *
               John W. Hyland, Jr.                                    6,250(15)                *

          (c)  All directors and executive officers               7,308,182(16)            20.1%
               as a group (12 persons):

__________________

  +      Percentages calculated in the manner required by SEC regulations.
  *      Does not exceed one percent (1%) of the class.

  (1) Fidelity International Limited ("FIL"), which may be deemed to be an affiliate of FMR Corp. ("FMR") that provides investment advisory and management services to a number of non-United States investment companies and certain institutional investors, beneficially owns 2,956,250 shares of Class A Common Stock as to which it has sole investment and voting power. According to Amendment No. 8 to Schedules 13D dated March 10, 1995, filed by both FMR and FIL, Edward
         C. Johnson III, Chairman of FIL, and Chief Executive Officer of FMR, may be deemed to share investment power over the shares beneficially owned by FMR and FIL.

  (2) Includes 1,507,143 shares of Class A Common Stock beneficially owned by UKP Holdings Inc., a subsidiary of Friends. Also includes 115,500 shares of Class B Common Stock beneficially owned by Friends.

  (3) Pursuant to a Schedule 13D dated April 19, 1995 filed by American Premier Group, Inc. ("American Premier") and its subsidiary, American Financial Corporation ("AFC"), all such shares of Class A Common Stock are issuable upon conversion of the Company's 9% Convertible Subordinated Debentures Due 2015 (the "Debentures"). Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner (collectively, the "Lindner Family") who own common stock in American Premier and AFC and serve as directors and officers thereof, may be deemed to be controlling persons. One half of the shares represented by these Debentures are held by each of Great American Insurance Company ("GAI"), a direct subsidiary of AFC, and Great American Life Insurance Company ("GALIC"), a second-tier subsidiary of American Premier. American Premier, AFC, the Lindner Family, GAI and GALIC share voting and investment power in respect of such shares.

  (4) Mr. Silvester, as an officer of Friends, may be deemed to be the beneficial owner of 2,249,462 shares of Class A Common Stock and 115,500 shares of Class B Common Stock listed in the table above as being beneficially owned by Friends. Such number includes 6,250 shares of Class A Common Stock and 19,104 shares of Class B Common Stock that may be acquired upon the exercise of options granted under the DSOPs, but does not include 18,750 unvested shares of Class A Common Stock and 7,500 unvested shares of Class B Common Stock granted under the DSOPs.

  (5) Includes 19,359 shares of Class B Common Stock. Also includes 11,030 shares of Class A Common Stock and 157,209 shares of Class B Common Stock that may be acquired pursuant to the exercise of warrants held in the name of Oil and Gas Finance Limited, an entity over which Mr. Giard exercises voting control; 69,750 shares of Class A Common Stock and 313,539 shares of Class B Common Stock that may be acquired upon the exercise of options and 40,371 shares of Class A Common Stock and 17,393 shares of Class B Common Stock held in trust in Mr. Giard's individual account under the ESOP, all of which are vested. Includes 978,224 shares of Class A Common Stock and 384,096 shares of Class B Common Stock held by the ESOP which have not been allocated to participating employees' accounts. Mr. Giard acts as a co-trustee of the ESOP with Mr. Smith and may be deemed to share voting or dispositive power with respect to such unallocated shares; however, Mr. Giard disclaims beneficial ownership of any of such unallocated shares. Does not include 290,250 unvested shares of Class A Common Stock and 100,000 unvested shares of Class B Common Stock granted pursuant to options.

  (6) Includes 10,621 shares of Class B Common Stock. Also includes 31,250 shares of Class A Common Stock and 105,622 shares of Class B Common Stock that may be acquired upon the exercise of options and 30,811 shares of Class B Common Stock pursuant to the exercise of a warrant. Includes 32,858 shares of Class A Common Stock and 11,918 shares of Class B Common Stock held in trust in Mr. Smith's individual account under the ESOP, all of which are vested. Includes 978,224 shares of Class A Common Stock and 384,096 shares of Class B Common Stock held by the ESOP which have not been allocated to participating employees' accounts. Mr. Smith acts as a co-trustee of the ESOP with Mr. Giard and may be deemed to share voting or dispositive power with respect to such unallocated shares; however, Mr. Smith disclaims beneficial ownership of any of such unallocated shares. Does not include 150,750 unvested shares of Class A Common Stock and 52,000 unvested shares of Class B Common Stock granted pursuant to options.

  (7) Mr. Mumford, as an officer of Electra, may be deemed to be the beneficial owner of 1,449,733 shares of Class A Common Stock beneficially owned by Electra. Such number includes 6,250 shares of Class A Common Stock and 19,104 shares of Class B Common Stock that may be acquired upon the exercise of options granted under the DSOPs, but does not include 18,750 unvested shares of Class A Common Stock and 7,500 unvested shares of Class B Common Stock granted under the DSOPs.

  (8) Includes 7,258 shares of Class A Common Stock held in the name of Marshall Associates, a general partnership, of which Mr. Marshall is a general partner and 67,465 shares of Class A Common Stock held in the name of Marshall Petroleum, Inc., of which Mr. Marshall is Chairman. Such number includes 6,250 shares of Class A Common Stock and 19,104 shares of Class B Common Stock that may be acquired upon the exercise of options granted under the DSOPs, but does not include 18,750 unvested shares of Class A Common Stock and 7,500 unvested shares of Class B Common Stock granted under the DSOPs.

  (9) Includes 45,000 shares of Class A Common Stock and 40,000 shares of Class B Common Stock held in a grantor retained income trust in respect of which Mr. Havens' spouse is a co-trustee and co-beneficiary. Mr. Havens is the trust's investment advisor. Also includes 500 shares of Class A Common Stock and 5,000 shares of Class B Common Stock held in the name of Mr. Havens' spouse and 600 shares of Class A Common Stock and 6,000 shares of Class B Common Stock in a trust over which Mr. Havens shares voting and investment power. Includes 6,250 shares of Class A Common Stock and 38,578 shares of Class B Common Stock that may be acquired upon the exercise of options granted under the DSOPs, but does not include 18,750 unvested shares of Class A Common Stock and 15,000 unvested shares of Class B Common Stock granted under the DSOPs.

  (10) Includes 13,000 shares of Class A Common Stock and 49,274 shares of Class B Common Stock that may be acquired upon the exercise of options and 29,519 shares of Class A Common Stock and 12,719 shares of Class B Common Stock held in the trust under the ESOP, all of which are vested. Does not include 62,500 unvested shares of Class A Common Stock and 19,000 unvested shares of Class B Common Stock granted pursuant to options.

  (11) Includes 51,939 shares of Class B Common Stock. Also includes 6,250 shares of Class A Common Stock and 38,578 shares of Class B Common Stock that may be acquired upon the exercise of options granted under the DSOPs. Such number does not include 18,750 unvested shares of Class A Common Stock and 15,000 unvested shares of Class B Common Stock granted under the DSOPs.

  (12) Includes 15,919 shares of Class A Common Stock and 7,246 shares of Class B Common Stock held in trust under the ESOP, all of which are vested. Also includes 20,458 shares of Class B Common Stock which may be acquired pursuant to the exercise of options. Does not include 47,000 unvested shares of Class A Common Stock and 13,000 unvested shares of Class B Common Stock granted pursuant to options.

  (13) Includes 15,000 shares that may be acquired by Mr. Hardesty pursuant to the exercise of a warrant. On January 15, 1993, the Company entered into an agreement with Mr. Hardesty whereby he purchased for $2,250 a warrant to acquire 15,000 shares at an exercise price of $1.0625 per share, the market price on the date of the warrant. Includes 4,640 shares of Class A Common Stock and 2,172 shares of Class B Common Stock held in trust under the ESOP, 1,856 and 869 shares of which, respectively, are vested. Also includes 20,000 shares of Class A Common Stock that may be acquired upon the exercise of options. Does not include 88,000 unvested shares of Class A Common Stock granted pursuant to options.

  (14) Includes 2,132 shares of Class A Common Stock issuable upon conversion of Debentures held in accounts over which Mr. Benjes shares investment power. Such number also includes 6,250 shares of Class A Common Stock and 19,104 shares of Class B Common Stock that may be acquired pursuant to the exercise of options under the DSOPs, but does not include 18,750 unvested shares of Class A Common Stock and 7,500 unvested shares of Class B Common Stock granted under the DSOPs.

  (15) Includes 6,250 shares of Class A Common Stock that may be acquired upon exercise of options granted under the DSOPs, but does not include 18,750 unvested shares of Class A Common Stock granted under the DSOPs.

  (16) Includes an aggregate of 123,307 shares of Class A Common Stock and 51,448 shares of Class B Common Stock held in trust under the ESOP for officers of the Company as well as the unallocated ESOP shares described in footnotes 5 and 6 as beneficially owned by both Mr. Giard and Mr. Smith, as ESOP co-trustees; 144,000 shares of Class A Common Stock and 488,893 shares of Class

         B Common Stock which may be acquired by officers of the Company upon the exercise of options; 26,030 shares of Class A Common Stock and 188,020 shares of Class B Common Stock that may be acquired by an executive officer, or an entity over which Mr. Giard exercises voting control, pursuant to the exercise of certain warrants; and 153,572 shares of Class B Common Stock which may be acquired by directors of the Company upon exercise of options granted under the DSOPs.

         Class B Common Stock. The following table shows, as of April 21, 1995, the beneficial ownership (shares owned or that may be acquired within sixty (60) days) of Class B Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class B Common Stock, (b) each current director and executive officer and (c) all of the Company's current executive officers and directors as a group.

                                                              NUMBER OF COMBINED
                                                              SHARES BENEFICIALLY        PERCENT
               NAME OF BENEFICIAL OWNER                              OWNED               OF CLASS+
               -----------------------                        ------------------         ---------
          (a)  Five percent (5%) holders:

               Mary L. Smith                                       1,085,019               33.7%
               Kewanee Enterprises
               101 Bryn Mawr Avenue, Suite 200
               Bryn Mawr, Pennsylvania 19010

               Employee Stock Ownership Plan of                      384,096               11.9%
               Presidio Oil Company
               c/o Presidio Oil Company
               5613 DTC Parkway, Suite 750
               Englewood, Colorado 80111

               Philip S. Sirianni                                    264,129(1)             8.1%
               23041 Avenida de la Carlota, Suite 210
               Laguna Hills, California 92653

          (b)  Directors and Executive Officers:

               George P. Giard, Jr.                                  891,596(2)            24.2%
               Robert L. Smith                                       543,068(3)            16.2%
               Peter Silvester                                       134,604(4)             4.2%
               Raymond J. Kosi                                        90,517(5)             2.8%
               Peter H. Havens                                        89,578(6)             2.8%
               Kendell V. Tholstrom                                   57,385(7)             1.9%
               Bruce R. DeBoer                                        27,704(8)              *
               William D. Benjes, Jr.                                 19,104(9)              *
               J. Howard Marshall, II                                 19,104(9)              *
               Hugh A. L. Mumford                                     19,104(9)              *
               Christopher S. Hardesty                                    -0-               -0-
               John W. Hyland, Jr.                                        -0-               -0-

          (c)  All directors and executive officers                1,507,668(10)           27.9%
               as a group (12 persons):

__________________

  +      Percentages calculated in the manner required by SEC regulations.
  *      Does not exceed one percent (1%) of the class.

  (1) Includes 41,659 shares issuable upon the exercise of stock options granted in 1987, 1988, 1989 and 1993 in consideration of the provision of advisory services to the Company, all of which are vested.

  (2) Includes 157,209 shares that may be acquired pursuant to the exercise of warrants held in the name of Oil and Gas Finance Limited, an entity over which Mr. Giard exercises voting control, 313,539 shares that may be acquired upon the exercise of options, and 17,393 shares held in trust under the ESOP, all of which are vested. Also includes 384,096 shares held by the ESOP which have not been allocated to participating employees' accounts. Mr. Giard acts as a co-trustee of the ESOP and may be deemed to share voting or dispositive power with respect to such unallocated shares; however, Mr. Giard disclaims beneficial ownership of any of such unallocated shares. Does not include 100,000 unvested shares granted pursuant to options.

  (3) Includes 30,811 shares that may be acquired by Mr. Smith pursuant to the exercise of a warrant, 105,622 shares that may be acquired upon the exercise of options, and 11,918 shares held in trust under the ESOP, all of which are vested. Also includes 384,096 shares held by the ESOP which have not been allocated to participating employees' accounts. Mr. Smith acts as a co-trustee of the ESOP and may be deemed to share voting or dispositive power with respect to such unallocated shares; however, Mr. Smith disclaims beneficial ownership of any of such unallocated shares. Does not include 52,000 unvested shares granted pursuant to options.

  (4) Includes 115,500 shares held by Friends over which Mr. Silvester may have investment power and 19,104 shares issuable upon the exercise of options granted under the DSOPs, all of which are vested. Does not include 7,500 unvested shares granted under the DSOPs.

  (5) Includes 38,578 shares issuable upon the exercise of options granted under the DSOPs, but does not include 15,000 unvested shares granted under the DSOPs.

  (6) Includes 38,578 shares issuable upon the exercise of options granted under the DSOPs, 6,000 shares in a trust over which Mr. Havens shares voting and investment power, 5,000 shares held in the name of Mr. Havens' spouse and 40,000 shares held in a grantor retained income trust in respect of which Mr. Havens' spouse is a co-trustee and co-beneficiary and Mr. Havens is the investment advisor. Does not include 15,000 unvested shares granted under the DSOPs.

  (7) Includes 46,839 shares issuable upon the exercise of options and 10,546 shares held in trust under the ESOP, all of which are vested. Does not include 21,435 unvested shares granted pursuant to options.

  (8) Includes 20,458 shares issuable upon the exercise of options and 7,246 shares held in trust under the ESOP, all of which are vested. Does not include 13,000 unvested shares granted pursuant to options.

  (9) All of such shares are issuable upon the exercise of options granted under the DSOPs. Does not include 7,500 unvested shares granted pursuant to the DSOPs.

  (10) Includes an aggregate 642,465 shares which may be acquired by officers and directors of the Company upon the exercise of options. Also includes 188,020 shares that may be acquired by executive officers, or an entity over which Mr. Giard exercises voting control, pursuant to the exercise of certain warrants. Also includes 51,448 shares held in trust under the ESOP for executive officers of the Company and the unallocated ESOP shares described above in footnotes 2 and 3 as beneficially owned by Mr. Giard and Mr. Smith, as ESOP co-trustees, all but 1,303 of which are vested.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There are no relationships, transactions or indebtedness involving directors, officers or security holders since the beginning of the Registrant's last fiscal year that require disclosure under regulations applicable to this item.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PRESIDIO OIL COMPANY
                                        --------------------------------------
                                        Registrant


DATE:    April 28, 1995                  /s/ Christopher S. Hardesty
      --------------------              --------------------------------------
                                        Christopher S. Hardesty
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)



DATE:    April 28, 1995                  /s/ Charles E. Brammeier
      --------------------              --------------------------------------
                                        Charles E. Brammeier
                                        Controller
                                        (Principal Accounting Officer)