Form 10-Q
period 1995-03-31
PRESIDIO OIL CO
filed 1995-05-01
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  ------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1995, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                        ----------     -----------

                         COMMISSION FILE NUMBER 1-8241

                                  ------------

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
                               Yes  X    No
                                   ----     ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes      No
                                   ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 20, 1995:

                       CLASS A COMMON STOCK:  25,318,085
                       CLASS B COMMON STOCK:   3,216,585

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES





                                     INDEX



                                                                                                                  Page
                                                                                                                  ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
      March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

    Unaudited Consolidated Statements of Operations -
      For the Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .         5

    Unaudited Consolidated Statements of Cash Flows -
      For the Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .         6

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                     ASSETS


                                                                           March 31,                December 31,
                                                                             1995                       1994
                                                                           ---------                ------------
                                                                          (Unaudited)
                                                                                      (in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                               $  7,221                   $  6,423
   Accounts receivable:
     Oil and gas sales                                                        5,773                      6,759
     Joint interest owners and other                                          4,126                      6,828
   Other                                                                        787                      1,203
                                                                           --------                   --------
        Total current assets                                                 17,907                     21,213
                                                                           --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties using full
     cost accounting                                                        505,252                    511,870
   Other                                                                      4,346                      4,268
                                                                           --------                   --------
        Total                                                               509,598                    516,138
   Less accumulated depletion,
     depreciation and amortization                                          291,582                    287,463
                                                                           --------                   --------
        Net property, plant and equipment                                   218,016                    228,675
                                                                           --------                   --------

OTHER ASSETS:
   Deferred charges                                                           7,887                      8,055
   Other                                                                      1,544                      1,629
                                                                           --------                   --------
        Total other assets                                                    9,431                      9,684
                                                                           --------                   --------

                                                                           $245,354                   $259,572
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          March 31,                 December 31,
                                                                            1995                        1994
                                                                          ---------                 ------------
                                                                         (Unaudited)
                                                                                      (in thousands)
CURRENT LIABILITIES:
   Accounts payable:
     Oil and gas sales                                                     $  2,676                   $  3,368
     Trade and other                                                          6,859                     12,724
   Accrued interest                                                           2,627                      3,576
   Other accrued liabilities                                                  4,504                      5,413
   Current installments of long-term bank debt                                1,813                          -
                                                                           --------                  ---------

        Total current liabilities                                            18,479                     25,081
                                                                           --------                   --------

BANK DEBT, excluding current installments                                    19,600                     21,000
                                                                           --------                   --------

SENIOR SECURED NOTES                                                         75,000                     75,000
                                                                           --------                   --------

GAS INDEXED NOTES                                                           100,000                    100,000
                                                                           --------                   --------

CONVERTIBLE SUBORDINATED DEBENTURES                                          50,000                     50,000
                                                                           --------                   --------

OTHER NONCURRENT LIABILITIES                                                 10,390                      9,039
                                                                           --------                   --------

STOCKHOLDERS' DEFICIT:
   Class A Common stock, $.10 par value per share;
     25,318,000 and 25,317,000 shares outstanding
     at March 31, 1995 and December 31, 1994,
     respectively                                                             2,532                      2,532
   Class B Common stock, $.10 par value per share;
     3,217,000 and 3,218,000 shares outstanding
     at March 31, 1995 and December 31, 1994,
     respectively                                                               322                        322
   Additional paid-in capital                                               128,950                    129,029
   Deferred compensation                                                     (2,265)                    (2,394)
   Retained deficit                                                        (157,654)                  (150,037)
                                                                           --------                   --------
        Total stockholders' deficit                                         (28,115)                   (20,548)
                                                                           --------                   --------

                                                                           $245,354                   $259,572
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                              Three Months Ended March 31,
                                                                           -----------------------------------
                                                                             1995                      1994
                                                                           --------                   --------
                                                                                  (in thousands, except
                                                                                   per share amounts)
Oil and gas revenues                                                       $  8,844                   $ 10,542
Less - direct costs:
   Lease operating                                                            3,179                      2,967
   Production taxes                                                             532                        595
   Depletion, depreciation and amortization                                   3,992                      4,484
                                                                           --------                   --------
                                                                              1,141                      2,496
General and administrative expense                                           (1,477)                    (1,664)
Interest expense                                                             (7,157)                    (6,998)
Other                                                                          (124)                       439
                                                                           --------                   --------

Net loss                                                                   $ (7,617)                  $ (5,727)
                                                                           ========                   ========

Loss per share:
   Class A Common Stock                                                    $   (.28)                  $   (.21)
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.28)                  $   (.21)
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows



                                                                              Three Months Ended March 31,
                                                                           -----------------------------------
                                                                             1995                       1994
                                                                           --------                   --------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (7,617)                  $ (5,727)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depletion, depreciation and amortization                                   4,119                      4,598
      Amortization of debt issuance costs
         included in interest expense                                           313                        305
      Other                                                                     325                        571
      Changes in other assets and liabilities:
         Decrease in accounts receivable                                      3,688                        412
         Decrease in other current assets                                       248                        815
         Payment of loan fees and costs                                        (145)                      (103)
         Decrease in other noncurrent assets                                     85                        165
         Decrease in accounts payable                                        (6,557)                    (6,632)
         Decrease in accrued interest and liabilities                        (1,858)                    (1,115)
         Increase in other noncurrent liabilities                             1,244                        228
                                                                           --------                   --------
             Net cash used in operating activities                           (6,155)                    (6,483)
                                                                           --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                (6,462)                    (7,444)
   Proceeds from sale of oil and gas properties                              13,002                     21,889
                                                                           --------                   --------
             Net cash provided by investing activities                        6,540                     14,445
                                                                           --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of bank debt                                                    8,700                      8,090
   Payments of bank debt                                                     (8,287)                   (19,590)
                                                                           --------                   --------
             Net cash provided by (used in)
                financing activities                                            413                    (11,500)
                                                                           --------                  ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                         798                     (3,538)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        6,423                     13,559
                                                                           --------                   --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $  7,221                   $ 10,021
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
               For the Three Months Ended March 31, 1995 and 1994



1. The accompanying financial statements are unaudited; however, management believes all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Presidio Oil Company's (the "Company" or "Presidio") annual report on Form 10-K for the year ended December 31, 1994.

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

2. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,336,000 shares and 1,592,000 shares at March 31, 1995 and 1994, respectively.

3. Included in the Consolidated Statements of Cash Flows is $7,793,000 and $7,652,000 of interest paid, net of amounts capitalized, during the three months ended March 31, 1995 and 1994, respectively.

4. During the quarter ended March 31, 1995, the Company realized $13 million of net cash proceeds as the result of the sale of certain oil and gas properties. The majority of such proceeds were used to fund the Company's cash flow deficit and capital expenditures for the period, with the balance of approximately $3.5 million being added to the Company's working capital.

5. At March 31, 1995 the Company's average gas price declined to $1.14 per thousand cubic feet ("MCF") of gas from $1.49 per MCF of gas at December 31, 1994. Such decrease in gas prices caused the Company's capitalized costs to exceed its full cost ceiling limitation by approximately $6 million on such date. The excess capitalized costs were not charged to the Company's earnings for the quarter ended March 31, 1995 insofar as subsequent to March 31, 1995 the Company's average oil and gas prices increased which resulted in the Company's full cost ceiling limitation being higher than its capitalized costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCIAL CONDITION AND RECENT DEVELOPMENTS

Current Financial Condition. During the first three months of 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant industry-wide decline in the price of natural gas. The Company's revenues and operating cash flows thus declined significantly in the first quarter of 1995, continuing the substantial uncertainties regarding the Company's ability to continue as a going concern in its current financial structure. Without a significant increase in hydrocarbon prices in the near future, which the Company believes is unlikely to occur, the Company anticipates that it will be unable to service all of its interest payment obligations during the remainder of 1995 and may have difficulty meeting other future financial obligations as well. See "Ability to Service Debt" below. During the quarter ended March 31, 1995, the Company realized $13 million of net cash proceeds as the result of the sale of certain oil and gas properties. The majority of such proceeds were used to fund the Company's cash flow deficit and capital expenditures for the period, with the balance of approximately $3.5 million being added to the Company's working capital.

The Company is actively considering various alternatives intended to improve its financial condition and increase its operating cash flows, and has initiated discussions with respect to a restructuring (a "Restructuring") of its 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), Senior Gas Indexed Notes Due 2002 (the "Senior GINs") and 9% Convertible Subordinated Debentures Due 2015 (the "9% Debentures") with a number of the holders (the "Debt Holders") of such securities. The Company has retained financial advisors to assist with a Restructuring. No assurance, however, can be given
(i) that the Company will be able to successfully conclude any of the arrangements being considered as part of a Restructuring with the Debt Holders; or (ii) as to the level, or the value, of the equity interest in the Company that would be retained by its existing shareholders in the event of a successful Restructuring with the Debt Holders. If the Company is unable to successfully complete a Restructuring with the Debt Holders, it is likely that it will default in the payment of the obligations they hold, with the consequences described below under "Ability to Service Debt."

Ability to Service Debt. Because of its current financial condition and operating cash flow deficit, the Company believes that, absent a Restructuring of its debt, it will be unable to meet all of its interest payment obligations on the Senior Secured Notes, the Senior GINs and on the 9% Debentures as they become due during the remainder of 1995. In addition, substantially all of the Company's oil and gas reserves are pledged to secure the Company's bank debt and the Senior Secured Notes, with the result that the Company is not able to sell such assets in order to fund the above-mentioned interest payments. Therefore, the Company currently anticipates that it is likely that it will not make any further interest payments on its publicly held debt prior to a Restructuring. The failure to make such payments would constitute a Default under each of the indentures governing the Senior Secured Notes, the Senior GINs and the 9% Debentures.

Each of these indentures provides a 30-day grace period, in which the Company may cure a Default thereunder caused by the failure to pay interest, before an Event of Default occurs. If the Company were to fail to pay any defaulted interest during the applicable grace period, then an Event of Default under each of the indentures would occur. If an Event of Default with respect to the Senior Secured Notes occurs, the outstanding $75 million of Senior Secured Notes could be declared to be immediately due and payable, and the trustee under the indenture governing the Senior Secured Notes (the "Senior Secured Notes Indenture") would be entitled to exercise various remedies, including foreclosure of a

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



mortgage on a substantial portion of the Company's oil and gas properties. If an Event of Default with respect to the Senior GINs occurs, the outstanding $100 million of Senior GINs could be declared immediately due and payable. If an Event of Default occurs with respect to the 9% Debentures, the outstanding $50 million of 9% Debentures could also be declared due and payable.

In addition, the failure to pay interest on the Senior Secured Notes, the Senior GINs or the 9% Debentures would constitute a Default under the Company's bank credit agreement (the "Credit Agreement") and thus the Company would be prohibited from borrowing additional funds thereunder until such Default was cured. An Event of Default with respect to the Senior Secured Notes, the Senior GINs or the 9% Debentures would also cause an Event of Default under the Credit Agreement, which could lead to the $21.4 million outstanding thereunder at April 20, 1995 being declared immediately due and payable, and the subsequent foreclosure of a mortgage on substantially all of the Company's oil and gas properties not pledged to secure the Senior Secured Notes.

Finally, any of the Events of Default described herein could provide the opportunity for creditors of the Company to initiate proceedings against the Company under the United States Bankruptcy Code.

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

On March 23, 1995, the Company calculated the Security Values of the Pledged Assets and the Pledged Producing Assets as of the preceding December 31. Because of the severe decline in gas prices during the second half of 1994, the Security Values of both the Pledged Assets and the Pledged Producing Assets as of December 31, 1994 were less than the required percentages, resulting in deficiencies (the "Deficiencies") in respect of Pledged Assets and Pledged Producing Assets of $4 million and $7.3 million, respectively. The Deficiencies may be cured if (i) prior to May 23, 1995, the Company pledges sufficient additional Pledged Assets and Pledged Producing Assets to eliminate the Deficiencies or (ii) prior to May 23, 1995, the Company purchases $7.3 million of the Senior Secured Notes or (iii) during the period March 24 through August 20, 1995, the Security Values of the Pledged Assets and the Pledged Producing Assets increase due to higher hydrocarbon prices or reserve volumes or (iv) any combination of the above. The Company estimates that an increase in such Security Values sufficient to cure the Deficiencies would require an approximate $.50 per MCF rise in the price the Company receives for its natural gas over the average of $1.14 per MCF the Company received in March 1995. To the extent the Deficiencies are not so cured prior to May 23, 1995, then the Company is required, prior to June 22, 1995, to offer to purchase (the "Purchase Offer") at par an amount of Senior Secured Notes sufficient to cure the remaining Deficiencies.

The Company currently anticipates that it will pledge assets with a Security Value sufficient to cure most of the Deficiencies, and that the net amount of Senior Secured Notes that will be subject to the Purchase

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Offer would be up to approximately $2.5 million; however, a significant increase in hydrocarbon prices during the period that the Purchase Offer is open for acceptance (June 22 - August 20, 1995), which pricing increase is not anticipated by the Company, could reduce the amount of Senior Secured Notes that the Company would be required to purchase as a result of the Purchase Offer. In view of its current financial position, the Company anticipates that it is likely that it will not be in a position to fund the Purchase Offer. See "Current Financial Condition" and "Ability to Service Debt" above.

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

Ability to Replace Reserves Produced and Maintain Production Levels. The ability of the Company to maintain and/or increase its current levels of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves being produced in 1995 depends on the availability of funds for capital expenditures. Due to the Company's current financial condition and operating cash flow deficit, the Company has limited funds available for development and other drilling operations during 1995. See "Capital Expenditures" below. Unless the Company is able to restructure its debt so as to enable it to spend significant amounts on capital expenditures during the remainder of 1995, the Company's production and volumes of proved oil and gas reserves are likely to decline significantly during 1995. Such a decline in production would increase the Company's operating cash flow deficit, and a decline in reserve volumes would adversely affect the ability of the Company to raise capital and could cause further Deficiencies under the collateral value requirement relating to the Senior Secured Notes. See "Collateral Value Requirement for the Senior Secured Notes" above.

CAPITAL EXPENDITURES

The Company's capital expenditures for its oil and gas operations totaled approximately $6.5 million during the quarter ended March 31, 1995, of which $4.3 million was used in development and recompletion activities, $1.0 million was used in exploratory activities, and $1.2 million was used in various other activities, including acquisitions of producing properties and undeveloped acreage. The Company funded its capital expenditures during such period with the proceeds of asset sales. Due to the current uncertainty as to its financial condition and future trends in gas pricing, the Company has determined to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1995 to those that are required to maintain its producing oil and gas properties as well as certain essential development and other drilling operations. Except for a requirement under the Credit Agreement that the Company spend $5 million per year on the Mortgaged Properties during the three-year period ending October 1, 1996, the timing of most of the Company's capital expenditures is discretionary and there are currently no material long-term commitments associated with the Company's capital expenditure plans. The unavailability of funds for capital projects could also materially and adversely impact the value of the Company's interest in properties it owns jointly with others. Pursuant to the operating agreements governing these joint ownership relationships, the Company could be forced

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



to contribute funds for capital projects in respect to these properties or suffer "non-consent" penalties. Such penalties could materially and adversely affect the value of the Company's ownership interest in any such properties.

                             RESULTS OF OPERATIONS

The Company had a net loss for the quarter ended March 31, 1995 of $7,617,000, compared to a loss of $5,727,000 for the first quarter of 1994. Contributing to the 1995 first quarter loss was a 21% decrease in oil production compared to the 1994 period, most of which resulted from property sales. Gas production for the 1995 first quarter increased 2% as compared to the 1994 period, notwithstanding property sales, and resulted from the Company's successful drilling operations. Also contributing to the loss during the 1995 period was a 28% decrease in the Company's average realized gas price in the first quarter of 1995 as compared to the 1994 period, which more than offset a 36% increase in the Company's average realized oil price during the 1995 period.

The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the quarters ended March 31, 1995 and 1994:

                                                                               Three Months Ended March 31,
                                                                             ---------------------------------
                                                                              1995                       1994
                                                                             ------                     ------
   Average Price:
     Oil and condensate (per barrel)                                         $15.08                     $11.07
     Gas (per thousand cubic feet)                                           $ 1.23                     $ 1.71
   Production:
     Oil and condensate (barrels)                                           242,000                    308,000
     Gas (thousand cubic feet)                                            4,240,000                  4,156,000

The reduced amount of depletion, depreciation and amortization during the 1995 first quarter as compared to the 1994 period is due to a decrease in production (on an equivalent barrel basis) and a decrease in the Company's depletion rate as a result of an increase in the Company's reserves during 1994 at a finding cost substantially below its depletion rate. Lease operating expenses increased on a unit of production basis for the 1995 first quarter as compared to the 1994 period, primarily due to a higher level of winter-time maintenance and workover costs during the 1995 period.

The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the quarters ended March 31, 1995 and 1994:


                                                                               Three Months Ended March 31,
                                                                              --------------------------------
                                                                              1995                       1994
                                                                              -----                      -----
                                                                                  (per equivalent barrel)
   Production Costs                                                           $3.91                      $3.56
   Depletion, Depreciation and
     Amortization                                                             $4.21                      $4.48

PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27     Financial Data Schedule

          (b)   Reports on Form 8-K

                On March 13, 1995, a Form 8-K was filed dated March 13, 1995, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.250% for the period May 15, 1995 to August 14, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PRESIDIO OIL COMPANY
                                                Registrant



DATE:    May 1, 1995                            /s/ Christopher S. Hardesty
      ------------------                        -------------------------------
                                                Christopher S. Hardesty
                                                Chief Financial Officer
                                                and Treasurer
                                                (Principal Financial Officer)



DATE:    May 1, 1995                            /s/ Charles E. Brammeier
      ------------------                        -------------------------------
                                                Charles E. Brammeier
                                                Controller
                                                (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
Number                           Description                               Page
- -------                          -----------                               ----

  27                       Financial Data Schedule