Form 10-Q
period 1995-06-30
PRESIDIO OIL CO
filed 1995-08-14
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  ____________


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1995, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________  to _______________


                         COMMISSION FILE NUMBER 1-8241
                                  ____________


                              PRESIDIO OIL COMPANY
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         95-3049484
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

     5613 DTC PARKWAY, SUITE 750
         ENGLEWOOD, COLORADO                                   80111-3065
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1995:

                       CLASS A COMMON STOCK:  25,318,085
                       CLASS B COMMON STOCK:   3,216,585

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES





                                     INDEX



                                                                                                            Page
                                                                                                            ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
      June 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

    Unaudited Consolidated Statements of Operations -
      For the Three Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .      5

    Unaudited Consolidated Statements of Operations -
      For the Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . .      6

    Unaudited Consolidated Statements of Cash Flows -
      For the Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . .      7

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                     ASSETS


                                                                                      June 30,                 December 31,
                                                                                        1995                       1994
                                                                                      --------                 ------------
                                                                                    (Unaudited)
                                                                                               (in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                                          $  6,733                   $  6,423
   Accounts receivable:
       Oil and gas sales                                                                 5,379                      6,759
       Joint interest owners and other                                                   2,969                      6,828
   Other                                                                                   828                      1,203
                                                                                      --------                   --------
            Total current assets                                                        15,909                     21,213
                                                                                      --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties using full
     cost accounting                                                                   507,187                    511,870
   Other                                                                                 4,356                      4,268
                                                                                      --------                   --------
            Total                                                                      511,543                    516,138
   Less accumulated depletion,
     depreciation and amortization                                                     295,434                    287,463
                                                                                      --------                   --------
            Net property, plant and equipment                                          216,109                    228,675
                                                                                      --------                   --------

OTHER ASSETS:
   Deferred charges                                                                      8,433                      8,055
   Other                                                                                 1,176                      1,629
                                                                                      --------                   --------
            Total other assets                                                           9,609                      9,684
                                                                                      --------                   --------

                                                                                      $241,627                   $259,572
                                                                                      ========                   ========


           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      June 30,                 December 31,
                                                                                        1995                       1994
                                                                                      --------                 ------------
                                                                                     (Unaudited)
                                                                                                (in thousands)
CURRENT LIABILITIES:
   Accounts payable:
       Oil and gas sales                                                              $  2,374                   $  3,368
       Trade and other                                                                   4,650                     12,724
   Accrued interest                                                                      9,439                      3,576
   Other accrued liabilities                                                             5,017                      5,413
   Current portion of long-term debt                                                   246,413                          -
                                                                                      --------                   --------

            Total current liabilities                                                  267,893                     25,081
                                                                                      --------                   --------

BANK DEBT                                                                                    -                     21,000
                                                                                      --------                   --------

SENIOR SECURED NOTES                                                                         -                     75,000
                                                                                      --------                   --------

GAS INDEXED NOTES                                                                            -                    100,000
                                                                                      --------                   --------

CONVERTIBLE SUBORDINATED DEBENTURES                                                          -                     50,000
                                                                                      --------                   --------

OTHER NONCURRENT LIABILITIES                                                             9,874                      9,039
                                                                                      --------                   --------

STOCKHOLDERS' DEFICIT:
   Class A Common stock, $.10 par value per share;
     25,318,000 and 25,317,000 shares outstanding
     at June 30, 1995 and December 31, 1994,
     respectively                                                                        2,532                      2,532
   Class B Common stock, $.10 par value per share;
     3,217,000 and 3,218,000 shares outstanding
     at June 30, 1995 and December 31, 1994,
     respectively                                                                          322                        322
   Additional paid-in capital                                                          128,882                    129,029
   Deferred compensation                                                                (2,146)                    (2,394)
   Retained deficit                                                                   (165,730)                  (150,037)
                                                                                      --------                   --------
            Total stockholders' deficit                                                (36,140)                   (20,548)
                                                                                      --------                   --------

                                                                                      $241,627                   $259,572
                                                                                      ========                   ========


           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations


                                                                                          Three Months Ended June 30,
                                                                                      -----------------------------------
                                                                                        1995                       1994
                                                                                      --------                   --------
                                                                                             (in thousands, except
                                                                                               per share amounts)
Oil and gas revenues                                                                  $  8,093                   $ 10,145
Less - direct costs:
   Lease operating                                                                       2,933                      3,165
   Production taxes                                                                        448                        600
   Depletion, depreciation and amortization                                              3,739                      4,526
                                                                                      --------                   --------
                                                                                           973                      1,854
General and administrative expense                                                      (2,291)                    (1,649)
Interest expense                                                                        (7,265)                    (6,954)
Other                                                                                      507                        544
                                                                                      --------                   --------

Net loss                                                                              $ (8,076)                  $ (6,205)
                                                                                      ========                   ========

Loss per share:
   Class A Common Stock                                                               $   (.30)                  $   (.23)
                                                                                      ========                   ========
   Class B Common Stock                                                               $   (.30)                  $   (.23)
                                                                                      ========                   ========


           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                                           Six Months Ended June 30,
                                                                                      -----------------------------------
                                                                                        1995                       1994
                                                                                      --------                   --------
                                                                                             (in thousands, except
                                                                                               per share amounts)
Oil and gas revenues                                                                  $ 16,937                   $ 20,687
Less - direct costs:
   Lease operating                                                                       6,112                      6,132
   Production taxes                                                                        980                      1,195
   Depletion, depreciation and amortization                                              7,731                      9,010
                                                                                      --------                   --------
                                                                                         2,114                      4,350
General and administrative expense                                                      (3,768)                    (3,313)
Interest expense                                                                       (14,422)                   (13,952)
Other                                                                                      383                        983
                                                                                      --------                   --------

Net loss                                                                              $(15,693)                  $(11,932)
                                                                                      ========                   ========

Loss per share:
   Class A Common Stock                                                               $   (.58)                  $   (.44)
                                                                                      ========                   ========
   Class B Common Stock                                                               $   (.58)                  $   (.44)
                                                                                      ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows


                                                                                           Six Months Ended June 30,
                                                                                      -----------------------------------
                                                                                        1995                       1994
                                                                                      --------                   --------
                                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $(15,693)                  $(11,932)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depletion, depreciation and amortization                                          7,971                      9,237
       Amortization of debt issuance costs
         included in interest expense                                                      626                        613
       Other                                                                               653                        938
       Changes in other assets and liabilities:
         Decrease in accounts receivable                                                 5,239                      4,466
         Decrease in other current assets                                                   55                      1,216
         Payment of loan fees and costs                                                      -                       (117)
         Decrease (increase) in other noncurrent assets                                   (551)                        75
         Decrease in accounts payable                                                   (9,068)                    (6,734)
         Increase (decrease) in accrued interest and liabilities                         5,467                       (492)
         Increase (decrease) in other noncurrent liabilities                               622                       (708)
                                                                                      --------                   --------
           Net cash used in operating activities                                        (4,679)                    (3,438)
                                                                                      --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                          (10,371)                   (14,216)
   Proceeds from sale of oil and gas properties                                         14,947                     21,798
                                                                                      --------                   --------
           Net cash provided by investing activities                                     4,576                      7,582
                                                                                      --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of bank debt                                                               8,700                     16,590
   Payments of bank debt                                                                (8,287)                   (24,090)
   Other noncurrent financing                                                                -                        (39)
                                                                                      --------                   --------
           Net cash provided by (used in)
             financing activities                                                          413                     (7,539)
                                                                                      --------                   --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                        310                     (3,395)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                                   6,423                     13,559
                                                                                      --------                   --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                      $  6,733                   $ 10,164
                                                                                      ========                   ========


           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
        For the Three Months and Six Months Ended June 30, 1995 and 1994


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

2. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,261,000 shares and 1,298,000 shares for the quarter and six months ended June 30, 1995, respectively, and 1,540,000 shares and 1,566,000 shares for the quarter and six months ended June 30, 1994, respectively.

3. Included in the Consolidated Statements of Cash Flows is $7,934,000 and $13,039,000 of interest paid, net of amounts capitalized, during the six months ended June 30, 1995 and 1994, respectively.

4. During the quarter and six months ended June 30, 1995, the Company realized net proceeds of $2 million and $15 million, respectively, as the result of the sale of certain oil and gas properties. The majority of such proceeds were used to fund the Company's cash flow deficit and capital expenditures.

5. The revenues and operating cash flows of the Company declined significantly in 1994 and during the first six months of 1995, resulting in substantial uncertainties regarding the Company's ability to continue as a going concern in its current financial structure and regarding its ability to service its debt. Because of its deteriorating financial condition, on May 15, 1995, the Company did not pay the $3.317 million in interest that became due on that date on its Senior Gas Indexed Notes Due 2002 (the "Senior GINs"). Although the indenture (the "Senior GIN Indenture") governing the Senior GINs provides a 30-day grace period in which the Company may cure payment defaults before an "Event of Default" is declared thereunder, the Company did not make such interest payment on or before June 14, 1995, and thus an Event of Default under the Senior GIN Indenture has occurred and is continuing. In addition, on June 15, 1995, the Company did not pay the $2.156 million of interest that became due on that date on its 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"). The Company did not make such interest payment on or before the July 14, 1995 expiration of the 30-day grace period provided in the indenture governing the Senior Secured Notes (the "Senior Secured Note Indenture"), and thus an Event of Default under the Senior Secured Note Indenture has occurred and is continuing. Moreover, to cure a previously disclosed collateral deficiency, the Senior Secured Note Indenture required the Company to offer to purchase at par approximately $7.3 million of Senior Secured Notes prior to June 22, 1995. The

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


   Company did not make such offer during the 30-day grace period subsequent to June 22, 1995 as provided in the Senior Secured Note Indenture which also resulted in an Event of Default. Although the Company is currently making all payments due on its bank debt and will not default on an interest payment on its 9% Convertible Subordinated Debentures Due 2002 (the "9% Debentures") until September 15, 1995, the Events of Default described above have caused an Event of Default under the Company's bank credit agreement ("Credit Agreement") and could result in an Event of Default under the 9% Debentures. Therefore, the current portion of long-term debt on the Company's June 30, 1995 balance sheet is comprised of the following which includes all of the Company's public debt and its bank debt.

                                                       June 30, 1995
                                                    Current Portion of
                                                      Long-Term Debt
                                                    ------------------
                                                      (in thousands)

      Bank Debt                                           $ 21,413
      Senior Secured Notes                                  75,000
      Gas Indexed Notes                                    100,000
      9% Convertible Subordinated Debentures                50,000
                                                          --------
          Total current portion of long-term debt         $246,413
                                                          ========

6. The Company follows the full cost method of accounting for oil and gas producing activities whereby all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Sales of oil and gas properties are recorded as an adjustment of capitalized costs, with no gain or loss recognized. Capitalized costs are subject to a ceiling limitation test based on a computed value of the Company's present value of estimated future net revenues from proved reserves using current prices (with consideration of price changes only to the extent provided by contractual arrangements), discounted at 10%, after adjusting for tax effects at the end of each period. The calculation of the ceiling limitation also assumes that the Company will generally continue with its historical development program; and, for the Company to do so, it will be required to complete a Restructuring, or other transaction, all as discussed in Item 2 of this report.

      Moreover, assuming that, as of June 30, 1995 (i) the Company's average realized gas price was $1.02 per MCF (which is the average price realized by the Company in respect of August 1995), instead of the actual $1.24 per MCF being realized as of June 30, 1995, and (ii) no other changes were made in respect of the Company's proved oil and gas reserve estimates (including related oil pricing, hydrocarbon production and capital expenditure data) as of June 30, 1995, the Company would have been required to reduce the carrying value of its oil and gas properties by approximately $33 million as of June 30, 1995. Nonetheless, it should be recognized that such a reduction would have been a non-cash charge to earnings and would be excluded in the making of calculations under the covenants contained in the Company's Credit Agreement and the indentures relating to the Senior GINs, Senior Secured Notes and 9% Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCIAL CONDITION AND RECENT DEVELOPMENTS

Current Financial Condition. During the first six months of 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant industry-wide decline in the price of natural gas. The Company's revenues and operating cash flows thus declined significantly during such period, continuing the substantial uncertainties regarding the Company's ability to continue as a going concern in its current financial structure. Because of its deteriorating financial condition, on May 15, 1995, the Company did not pay the $3.317 million in interest that became due on that date on its Senior Gas Indexed Notes Due 2002 (the "Senior GINs"). Although the indenture (the "Senior GIN Indenture") governing the Senior GINs provides a 30-day grace period in which the Company may cure payment defaults before an "Event of Default" is declared thereunder, the Company did not make such interest payment on or before June 14, 1995, and thus an Event of Default under the Senior GIN Indenture has occurred and is continuing. In addition, on June 15, 1995, the Company did not pay the $2.156 million of interest that became due on that date on its 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"). The Company did not make such interest payment on or before the July 14, 1995 expiration of the 30-day grace period provided in the indenture governing the Senior Secured Notes (the "Senior Secured Note Indenture"), and thus an Event of Default under the Senior Secured Note Indenture has occurred and is continuing. Moreover, to cure a previously disclosed collateral deficiency, the Senior Secured Note Indenture required the Company to offer to purchase at par approximately $7.3 million of Senior Secured Notes prior to June 22, 1995. The Company did not make such offer during the 30-day grace period subsequent to June 22, 1995 as provided in the Senior Secured Note Indenture, which also resulted in an Event of Default under the Senior Secured Note Indenture. Although the Company is currently making all payments due on its bank debt, the Events of Default described above have caused an Event of Default under the Company's bank credit agreement (the "Credit Agreement") and could result in a number of adverse consequences to the Company, which are described below under "Ability to Service Debt". Subsequent to June 30, 1995, the price of natural gas has continued to decline such that the Company's average price received was $1.12 per thousand cubic feet ("MCF") for July 1995 and $1.02 per MCF for August 1995, further adversely affecting the Company's revenues and cash flow.

To eliminate its current cash flow deficit and improve its financial condition, the Company is continuing to negotiate with its bank lenders and with certain institutional holders of its Senior Secured Notes, Senior GINs, and 9% Convertible Subordinated Debentures Due 2002 (the "9% Debentures") with respect to a restructuring (a "Restructuring") of the Company's debt obligations. Additionally, the Company is considering the possible sale of its oil, gas and related assets in connection with such a Restructuring. A data room and procedures for providing potential buyers with information as to such assets have been established, and potential buyers are reviewing such information. No decision has been made to sell the Company's assets, and the Company is continuing to examine other alternatives that may be available to alleviate its current financial difficulties, including a Restructuring wherein the Company would retain all or most of its oil, gas and related assets.

Although the Company and its financial advisors continue to work toward improving the Company's financial condition, no assurance can be given that the Company will be able to successfully conclude a Restructuring or any other arrangement currently being considered to alleviate its financial difficulties and, in addition, assuming that the Company is successful in respect of concluding a Restructuring or one of

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



the other arrangements currently being considered, no assurance can be given as to the value of the Company's existing debt and equity securities that may be realized by the holders of such securities subsequent to the conclusion of such a Restructuring. If the Company is unsuccessful in its current efforts to improve its financial condition, it is likely that the Company will incur the adverse consequences described below under "Ability to Service Debt".

Ability to Service Debt. Because of its current financial condition and operating cash flow deficit, the Company believes that, absent a successful Restructuring, it will not make further interest payments on the Senior Secured Notes, the Senior GINs and the 9% Debentures as they become due during the remainder of 1995. In addition, substantially all of the Company's oil and gas reserves are pledged to secure the Company's bank debt and the Senior Secured Notes, with the result that the Company is not able to sell such assets in order to fund the above-mentioned interest payments. The failure to make interest payments during the quarter ended June 30, 1995 has caused an Event of Default under the Senior Secured Note Indenture and the Senior GIN Indenture, and the failure to make the interest payment on the 9% Debentures on September 15, 1995 will constitute an Event of Default under the indenture governing the 9% Debentures if such interest payment is not made during the 30-day grace period after such interest payment date.

As a result of the Event of Default with respect to the Senior Secured Notes, the outstanding $75 million of Senior Secured Notes could be declared to be immediately due and payable, and the trustee under the Senior Secured Notes Indenture would be entitled to exercise various remedies, including foreclosure of a mortgage on a substantial portion of the Company's oil and gas properties. As a result of the Event of Default with respect to the Senior GINs, the outstanding $100 million of Senior GINs could be declared immediately due and payable. If an Event of Default occurs with respect to the 9% Debentures, the outstanding $50 million of 9% Debentures could also be declared due and payable.

In addition, the failure to pay interest on the Senior Secured Notes and the Senior GINs has constituted an Event of Default under the Credit Agreement and thus the Company is prohibited from borrowing additional funds thereunder and could lead to the $21.4 million outstanding thereunder at August 8, 1995 being declared immediately due and payable, and the subsequent foreclosure of a mortgage on substantially all of the Company's oil and gas properties not pledged to secure the Senior Secured Notes. In any event, a scheduled principal payment of $1.2 million is also due on October 1, 1995 and from January 1, 1996 through July 1, 1999 quarterly principal payments of $1.4 million are due.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



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

The Company did not comply with the requirements in respect of curing the Deficiencies by the dates set forth for such compliance; and, as a result, an Event of Default under the Senior Secured Notes Indenture has occurred and the trustee under such indenture and the holders of Senior Secured Notes have the remedies described above in respect of an Event of Default under the Senior Secured Notes Indenture. See "Ability to Service Debt" above.

Ability to Replace Reserves Produced and Maintain Production Levels. The ability of the Company to maintain and/or increase its current levels of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves being produced in 1995 depends on the availability of funds for capital expenditures. Due to the Company's current financial condition and operating cash flow deficit, the Company has limited funds available for drilling operations during 1995. See "Capital Expenditures/Property Sales" below. Unless the Company is able to restructure its debt so as to enable it to spend significant amounts on capital expenditures during the remainder of 1995, the Company's production and volumes of proved oil and gas reserves are likely to decline significantly during 1995. Such a decline in production would increase the Company's operating cash flow deficit, and a decline in reserve volumes would adversely affect the ability of the Company to raise capital and could cause further Deficiencies under the collateral value requirement relating to the Senior Secured Notes. See "Collateral Value Requirement for the Senior Secured Notes" above.

CAPITAL EXPENDITURES/PROPERTY SALES

During the quarter and six months ended June 30, 1995, the Company realized net cash proceeds of $2 million and $15 million, respectively, as the result of the sale of certain oil and gas properties. The majority of such proceeds were used to fund the Company's cash flow deficit and capital expenditures during such periods.

The Company's capital expenditures for its oil and gas operations totaled approximately $10.4 million during the six months ended June 30, 1995, of which $5.7 million was used in development and recompletion activities, $2.1 million was used in exploratory activities, and $2.6 million was used in various other activities, including acquisitions of producing properties and undeveloped acreage. The Company funded its capital expenditures during such period with the proceeds of asset sales. Due to the current uncertainty as to its financial condition and future trends in gas pricing, the Company has determined to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1995 to those that are required to maintain its producing oil and gas properties as well as certain essential development and other drilling operations. Except for a requirement under the Credit Agreement that the Company spend $5 million per year on the Mortgaged Properties during the three-year period ending October 1, 1996, the timing of most of the Company's capital expenditures is discretionary and there are currently no material long-term commitments associated with the Company's capital expenditure plans. The unavailability of funds for capital projects could also materially and

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



adversely impact the value of the Company's interest in properties it owns jointly with others. Pursuant to the operating agreements governing these joint ownership relationships, the Company could be forced to contribute funds for capital projects in respect to these properties or suffer "non-consent" penalties. Such penalties could materially and adversely affect the value of the Company's ownership interest in any such properties.

                             RESULTS OF OPERATIONS

The Company had a net loss of $8,076,000 and $15,693,000 for the quarter and six months ended June 30, 1995, respectively, compared to a net loss of $6,205,000 and $11,932,000 for the quarter and six months ended June 30, 1994. The increased losses during 1995 are due primarily to a decrease in the Company's revenues and cash flows during the 1995 periods as compared to the 1994 periods. Such decreases are a result of lower gas prices and lower oil and gas production, as partially offset by increased oil prices. The decrease in gas production and approximately 70% of the decrease in oil production during the 1995 periods as compared to the 1994 periods is the result of property sales during 1994 and 1995.

The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the three months and six months ended June 30, 1995 and 1994:

                                                                      Three Months Ended                Six Months Ended
                                                                            June 30,                        June 30,
                                                                    ------------------------        ------------------------
                                                                       1995          1994              1995          1994
                                                                    ---------      ---------        ---------      ---------
    Average Price:
         Oil and condensate (per barrel)                               $16.45         $14.63           $15.72         $12.78
         Gas (per thousand cubic feet)                                  $1.19          $1.37            $1.21          $1.54
    Production:
         Oil and condensate (barrels)                                 212,000        285,000          454,000        593,000
         Gas (thousand cubic feet)                                  3,862,000      4,352,000        8,102,000      8,508,000
         Equivalent barrel (1)                                        856,000      1,010,000        1,804,000      2,011,000

    (1) Oil and gas are converted to a common unit of measure on the basis of six MCF of gas to one barrel of oil.

The reduced amount of depletion, depreciation and amortization during the 1995 periods as compared to the 1994 periods is due to a decrease in production (on an equivalent barrel basis) and a decrease in the Company's depletion rate as a result of an increase in the Company's reserves during 1994 at a finding cost substantially below its depletion rate. Lease operating expenses have increased on a unit of production basis for the 1995 periods as compared to the 1994 periods, primarily due to the production decline on the Company's properties and the sale of certain low operating cost properties.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the three months and six months ended June 30, 1995 and 1994:

                                                                       Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                       --------------------            -------------------
                                                                       1995           1994              1995          1994
                                                                       -----          -----            -----         -----
                                                                                      (per equivalent barrel)
    Production Costs                                                   $3.95          $3.73            $3.93         $3.64
    Depletion, Depreciation and
      Amortization                                                     $4.37          $4.48            $4.29         $4.48

The increase in general and administrative expenses for the 1995 periods as compared to the 1994 periods is due to a charge during the quarter ended June 30, 1995 of $900,000 relating to severance costs incurred during such periods in connection with a reduction in personnel.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27 Financial Data Schedule

          (b)   Reports on Form 8-K

                On May 15, 1995, a Form 8-K was filed dated May 15, 1995, which reports under Item 5 "Other Events" that the Company did not pay the $3.317 million of interest that became due on that date on its Senior Gas Indexed Notes Due 2002 (the "Senior Gas Indexed Notes").

                On June 15, 1995, a Form 8-K was filed dated June 13, 1995, which reports under Item 5 "Other Events" that the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes was to be 13.250% for the period August 15, 1995 to November 14, 1995.

                On July 12, 1995, a Form 8-K was filed dated June 30, 1995, which reports under Item 5 "Other Events" that Events of Default have occurred under the indenture governing the Company's Senior Gas Indexed Notes and under the Company's bank credit agreement. Additionally, the Company is considering the possible sale of its oil, gas and related assets in connection with a restructuring.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PRESIDIO OIL COMPANY
                                                  ------------------------------
                                                  Registrant


DATE:   August 10, 1995                           /s/ Robert L. Smith
                                                  ------------------------------
                                                  Robert L. Smith
                                                  President and
                                                  Chief Operating Officer


DATE:   August 10, 1995                           /s/ Charles E. Brammeier
                                                  ------------------------------
                                                  Charles E. Brammeier
                                                  Controller
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
------          -----------

27 Financial Data Schedule (Submitted to the SEC for its information).