Form 10-Q
period 1995-09-30
PRESIDIO OIL CO
filed 1995-11-14
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  ____________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1995, or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from _______ to _______


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995:

                       CLASS A COMMON STOCK:  25,318,085
                       CLASS B COMMON STOCK:   3,216,585

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES





                                     INDEX



                                                                                                           Page
                                                                                                           ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
      September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

    Unaudited Consolidated Statements of Operations -
      For the Three Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .      5

    Unaudited Consolidated Statements of Operations -
      For the Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . .      6

    Unaudited Consolidated Statements of Cash Flows -
      For the Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . .      7

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                     ASSETS


                                                                         September 30,              December 31,
                                                                             1995                       1994
                                                                         -------------              ------------
                                                                          (Unaudited)
                                                                                      (in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                               $  8,543                   $  6,423
   Accounts receivable:
     Oil and gas sales                                                        3,644                      6,759
     Joint interest owners and other                                          2,880                      6,828
   Other                                                                      1,086                      1,203
                                                                           --------                   --------
        Total current assets                                                 16,153                     21,213
                                                                           --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties using full
     cost accounting                                                        510,938                    511,870
   Other                                                                      4,379                      4,268
                                                                           --------                   --------
               Total                                                        515,317                    516,138

   Less accumulated depletion,
     depreciation and amortization                                          298,949                    287,463
                                                                           --------                   --------
        Net property, plant and equipment                                   216,368                    228,675
                                                                           --------                   --------
OTHER ASSETS:
   Deferred charges                                                           8,469                      8,055
   Other                                                                      1,170                      1,629
                                                                           --------                   --------
        Total other assets                                                    9,639                      9,684
                                                                           --------                   --------

                                                                           $242,160                   $259,572
                                                                           ========                   ========




           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                         September 30,              December 31,
                                                                             1995                       1994
                                                                         -------------              ------------
                                                                          (Unaudited)
                                                                                      (in thousands)
CURRENT LIABILITIES:
   Accounts payable:
     Oil and gas sales                                                     $  2,009                   $  3,368
     Trade and other                                                          5,765                     12,724
   Accrued interest                                                          16,275                      3,576
   Other accrued liabilities                                                  5,302                      5,413
   Current portion of long-term debt                                        246,413                          -
                                                                           --------                   --------

        Total current liabilities                                           275,764                     25,081
                                                                           --------                   --------

BANK DEBT                                                                         -                     21,000
                                                                           --------                   --------

SENIOR SECURED NOTES                                                              -                     75,000
                                                                           --------                   --------

GAS INDEXED NOTES                                                                 -                    100,000
                                                                           --------                   --------

CONVERTIBLE SUBORDINATED DEBENTURES                                               -                     50,000
                                                                           --------                   --------

OTHER NONCURRENT LIABILITIES                                                 10,977                      9,039
                                                                           --------                   --------

STOCKHOLDERS' DEFICIT:
   Class A Common stock, $.10 par value per share;
     25,318,000 and 25,317,000 shares outstanding
     at September 30, 1995 and December 31, 1994,
     respectively                                                             2,532                      2,532
   Class B Common stock, $.10 par value per share;
     3,217,000 and 3,218,000 shares outstanding
     at September 30, 1995 and December 31, 1994,
     respectively                                                               322                        322
   Additional paid-in capital                                               128,835                    129,029
   Deferred compensation                                                     (2,064)                    (2,394)
   Retained deficit                                                        (174,206)                  (150,037)
                                                                           --------                   --------
        Total stockholders' deficit                                         (44,581)                   (20,548)
                                                                           --------                   --------

                                                                           $242,160                   $259,572
                                                                           ========                   ========




           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                             Three Months Ended September 30,
                                                                           -----------------------------------
                                                                             1995                      1994
                                                                           ---------                 ---------
                                                                                 (in thousands, except
                                                                                   per share amounts)
Oil and gas revenues                                                       $  6,771                   $  9,742
Less - direct costs:
   Lease operating                                                            2,663                      3,172
   Production taxes                                                             366                        582
   Depletion, depreciation and amortization                                   3,407                      4,177
                                                                           --------                   --------
                                                                                335                      1,811

General and administrative expense                                           (1,076)                    (1,630)
Interest expense                                                             (7,417)                    (6,984)
Other                                                                          (318)                         -
                                                                           --------                   --------

Net loss                                                                   $ (8,476)                  $ (6,803)
                                                                           ========                   ========

Loss per share:
   Class A Common Stock                                                    $   (.31)                  $   (.25)
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.31)                  $   (.25)
                                                                           ========                   ========




           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                             Nine Months Ended September 30,
                                                                           -----------------------------------
                                                                             1995                      1994
                                                                           ---------                 ---------
                                                                                 (in thousands, except
                                                                                   per share amounts)
Oil and gas revenues                                                       $ 23,708                   $ 30,429
Less - direct costs:
   Lease operating                                                            8,775                      9,304
   Production taxes                                                           1,346                      1,777
   Depletion, depreciation and amortization                                  11,138                     13,187
                                                                           --------                   --------
                                                                              2,449                      6,161
General and administrative expense                                           (4,844)                    (4,943)
Interest expense                                                            (21,839)                   (20,936)
Other                                                                            65                        983
                                                                           --------                   --------

Net loss                                                                   $(24,169)                  $(18,735)
                                                                           ========                   ========

Loss per share:
   Class A Common Stock                                                    $   (.89)                  $   (.69)
                                                                           ========                   ========
   Class B Common Stock                                                    $   (.89)                  $   (.69)
                                                                           ========                   ========




           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows


                                                                             Nine Months Ended September 30,
                                                                           -----------------------------------
                                                                             1995                      1994
                                                                           ---------                 ---------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(24,169)                  $(18,735)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depletion, depreciation and amortization                              11,486                     13,532
       Amortization of debt issuance costs
         included in interest expense                                           939                        925
       Other                                                                  1,118                      1,484
       Changes in other assets and liabilities:
         Decrease in accounts receivable                                      7,063                      4,688
         Decrease (increase) in other current assets                           (523)                       329
         Payment of loan fees and costs                                           -                       (238)
         Decrease (increase) in other noncurrent assets                        (894)                       130
         Decrease in accounts payable                                        (8,318)                    (5,563)
         Increase (decrease) in accrued interest and liabilities             12,588                     (1,421)
         Increase (decrease) in other noncurrent liabilities                  1,618                       (202)
                                                                           --------                   --------
           Net cash provided by (used in)
              operating activities                                              908                     (5,071)
                                                                           --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                               (14,001)                   (24,272)
   Proceeds from sale of oil and gas properties                              14,800                     21,692
                                                                           --------                   --------
           Net cash provided by (used in)
              investing activities                                              799                     (2,580)
                                                                           --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of bank debt                                                    8,700                     42,490
   Payments of bank debt                                                     (8,287)                   (34,990)
   Other noncurrent financing                                                     -                        (39)
                                                                           --------                   --------
           Net cash provided by financing activities                            413                      7,461
                                                                           --------                   --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                       2,120                       (190)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        6,423                     13,559
                                                                           --------                   --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $  8,543                   $ 13,369
                                                                           ========                   ========


           See notes to unaudited consolidated financial statements.

                    PRESIDIO OIL COMPANY AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
    For the Three Months and Nine Months Ended September 30, 1995 and 1994



1. The accompanying financial statements are unaudited; however, management believes all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Presidio Oil Company's (the "Company" or "Presidio") annual report on Form 10-K for the year ended December 31, 1994, and the discussion of the Company's various severance plans for its key and other employees included in Item 2 of this report.


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

2. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,217,000 shares and 1,277,000 shares for the quarter and nine months ended September 30, 1995, respectively, and 1,473,000 shares and 1,528,000 shares for the quarter and nine months ended September 30, 1994, respectively.

3. Included in the Consolidated Statements of Cash Flows is $8,201,000 and $20,814,000 of interest paid, net of amounts capitalized, during the nine months ended September 30, 1995 and 1994, respectively. As discussed below, due to the Company's financial condition, it has not paid interest on its Public Debt since March 15, 1995.

4. During the nine months ended September 30, 1995, the Company realized net proceeds of $15 million as the result of the sale of certain oil and gas properties. The majority of such proceeds were used to fund the Company's cash flow deficit and capital expenditures.

5. The revenues and operating cash flows of the Company declined significantly in the first nine months of 1995, making it unlikely that the Company will be able to continue as a going concern in its current financial structure. Because of the Company's deteriorating financial condition and because of its failure to satisfy certain interest payment obligations, Events of Default have occurred under the indentures governing the Company's Senior Gas Indexed Notes Due 2002 (the "Senior Gas Indexed Notes"), its 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), and its 9% Convertible Subordinated Debentures Due 2015 (the "9% Debentures") (collectively the "Public Debt"). Moreover, to cure a previously disclosed collateral deficiency, the indenture governing the Senior Secured Notes (the "Senior Secured Note Indenture") required the Company to offer to purchase at par approximately $7.3 million of Senior Secured Notes prior to June 22, 1995. The Company did not make such offer during the 30-day grace period subsequent to June 22, 1995 as provided in the Senior Secured
       Note Indenture which also resulted in an Event of Default.

              Notes to Unaudited Consolidated Financial Statements
                                  (Continued)


       Although the Company is currently making all interest payments due on its bank debt, the Company did not make a principal payment in the amount of $1.2 million due on October 1, 1995, which caused an Event of Default under the Company's bank credit agreement, as amended ("Credit Agreement"). In addition, the Events of Default described above on the Public Debt have caused an Event of Default under the Credit Agreement. Therefore, the current portion of long-term debt on the Company's September 30, 1995 balance sheet is comprised of the following which includes all of the Public Debt and the Company's bank debt.

                                                       September 30, 1995
                                                       Current Portion of
                                                         Long-Term Debt
                                                       ------------------
                                                         (in thousands)
           Bank Debt                                        $ 21,413
           Senior Secured Notes                               75,000
           Gas Indexed Notes                                 100,000
           9% Debentures                                      50,000
                                                            --------

                Total current portion of long-term debt     $246,413
                                                            ========


6. The Company follows the full cost method of accounting for oil and gas producing activities whereby all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Sales of oil and gas properties are recorded as an adjustment of capitalized costs, with no gain or loss recognized. Capitalized costs are subject to a ceiling limitation test based on a computed value of the Company's present value of estimated future net revenues from proved reserves using current prices (with consideration of price changes only to the extent provided by contractual arrangements), discounted at 10%, after adjusting for tax effects at the end of each period. The calculation of the ceiling limitation also assumes that the Company will generally continue with its historical development program; and, for the Company to do so, it will be required to complete the Asset Sale or Restructuring, all as discussed in Item 2 of this report.

           At September 30, 1995 the Company's average gas price declined to $1.15 per thousand cubic feet ("MCF") of gas from $1.49 per MCF of gas at December 31, 1994. Such decrease in gas prices caused the Company's capitalized costs to exceed its full cost ceiling limitation by approximately $27 million on such date. The excess capitalized costs were not charged to the Company's earnings for the quarter ended September 30, 1995 insofar as, on November 10, 1995, the Company's average gas price increased to $1.34 per MCF which resulted in the Company's full cost ceiling limitation being higher than its capitalized costs. Nonetheless, it should be recognized that such a reduction would have been a non-cash charge to earnings and would be excluded in the making of calculations under the covenants contained in the Company's Credit Agreement and the indentures relating to the Senior Gas Indexed Notes, Senior Secured Notes and 9% Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCIAL CONDITION AND RECENT DEVELOPMENTS

Current Financial Condition. During 1994 and the first nine months of 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant industry-wide decline in the price of natural gas. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company will be able to continue as a going concern in its current financial structure.
Because of the Company's deteriorating financial condition and because of its failure to satisfy certain interest payment obligations, Events of Default have occurred under the indentures governing the Company's Senior Gas Indexed Notes Due 2002 (the "Senior Gas Indexed Notes"), its 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), and its 9% Convertible Subordinated Debentures Due 2015 (the "9% Debentures") (collectively the "Public Debt"). Moreover, to cure a previously disclosed collateral deficiency, the indenture governing the Senior Secured Notes (the "Senior Secured Note Indenture") required the Company to offer to purchase at par approximately $7.3 million of Senior Secured Notes prior to June 22, 1995. The Company did not make such offer during the 30-day grace period subsequent to June 22, 1995 as required by the Senior Secured Note Indenture, resulting in an Event of Default. Although the Company is currently making all interest payments due on its bank debt, the Company did not make a principal payment of $1.2 million due on October 1, 1995, which caused an Event of Default under the Company's bank credit agreement, as amended ("Credit Agreement"). In addition, the Events of Default described above on the Public Debt have caused an Event of Default under the Credit Agreement.

In July 1995, the Company established a data room which provided potential buyers with information as to the Company's assets. Bids have been received from a number of companies, and the Company and its financial advisors are currently evaluating such bids. The Company anticipates that on November 15, 1995 it will select one of the bidders with whom it will pursue negotiations for the sale of the Company's assets (the "Asset Sale"), with most of the proceeds being used to satisfy the outstanding indebtedness of the Company. Although a final decision to sell the Company will depend upon the outcome of the negotiations relating to such Asset Sale, the Company anticipates that an Asset Sale is most likely to occur; and, accordingly, it is not currently negotiating with the holders of its indebtedness with respect to a restructuring of the Company's debt obligations or examining other alternatives that may be available to alleviate its current financial difficulties, such as a transaction wherein the Company would retain all or most of its oil, gas and related assets (collectively the "Restructuring").

Although the Company and its financial advisors continue to work toward solving the Company's financial difficulties, no assurance can be given that the Company will be able to successfully conclude an Asset Sale or a Restructuring; and, assuming that the Company is successful in respect of concluding an Asset Sale or Restructuring, no assurance can be given as to the value of the Company's existing debt and equity securities that may be realized by the holders of such securities subsequent to the conclusion of such a transaction. If the Company is unsuccessful in its current efforts to solve its financial difficulties, it is likely that the Company will incur the adverse consequences described below under "Ability to Service Debt".

Ability to Service Debt. Because of its current financial condition and operating cash flow deficit, the Company believes that, except in the context of an Asset Sale or Restructuring, it will not make further interest payments on the Public Debt. In addition, substantially all of the Company's oil and gas reserves are pledged to secure the Company's bank debt and the Senior Secured Notes, with the result that the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Company is not able to sell such assets in order to fund the above-mentioned interest payments. The failure to make interest payments has caused an Event of Default under the Senior Secured Note Indenture, the Senior Gas Indexed
Note Indenture and the 9% Debenture Indenture.

As a result of the Event of Default with respect to the Senior Secured Notes, the outstanding $75 million of Senior Secured Notes could be declared to be immediately due and payable, and the trustee under the Senior Secured Note Indenture would be entitled to exercise various remedies, including foreclosure of a mortgage on a substantial portion of the Company's oil and gas properties. As a result of the Events of Default with respect to the Senior Gas Indexed Notes and the 9% Debentures, the outstanding $100 million of Senior Gas Indexed Notes and $50 million of 9% Debentures could be declared immediately due and payable.

In addition, the failure to pay interest on the Public Debt has constituted an Event of Default under the Credit Agreement and thus the Company is prohibited from borrowing additional funds thereunder. This Event of Default also could lead to the $21.4 million outstanding under the Credit Agreement at November 10, 1995 being declared immediately due and payable, and the subsequent foreclosure of a mortgage on substantially all of the Company's oil and gas properties not pledged to secure the Senior Secured Notes. In addition to the principal payment in the amount of $1.2 million that was due on October 1, 1995 (which the Company did not pay), scheduled quarterly commitment reductions of $1.4 million begin January 1, 1996 and continue through July 1, 1999.

Finally, any of the Events of Default described herein could provide the opportunity for creditors of the Company to initiate proceedings against the Company under the United States Bankruptcy Code ("Code"). In addition, it may be necessary to implement any Asset Sale or Restructuring through a proceeding under the Code.

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

The Company did not comply with the requirements in respect of curing the Deficiencies by the dates set forth for such compliance; and, as a result, an Event of Default under the Senior Secured Note Indenture has occurred and the trustee under such indenture and the holders of Senior Secured Notes

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



have the remedies described above in respect of an Event of Default under the Senior Secured Note Indenture. See "Ability to Service Debt" above.

Ability to Replace Reserves Produced and Maintain Production Levels. The ability of the Company to maintain and/or increase its current level of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves being produced in 1995 depends on the availability of funds for capital expenditures. Due to the Company's current financial condition and operating cash flow deficit, the Company has limited funds available for drilling operations during 1995 (See "Capital Expenditures/Property Sales" below). The Company's production and volumes of proved oil and gas reserves are likely to continue to decline during the remainder of 1995. Such a decline in production would increase the Company's operating cash flow deficit, and a decline in reserve volumes could cause further Deficiencies under the collateral requirement relating to the Senior Secured Notes. See "Collateral Value Requirement for the Senior Secured Notes" above.

CAPITAL EXPENDITURES/PROPERTY SALES

During the nine months ended September 30, 1995, the Company realized net cash proceeds of $15 million as the result of the sale of certain oil and gas properties. The majority of such proceeds were used to fund the Company's cash flow deficit and capital expenditures during such periods.

The Company's capital expenditures for its oil and gas operations totaled approximately $14.0 million during the nine months ended September 30, 1995, of which $7.5 million was used in development and recompletion activities, $3.4 million was used in exploratory activities, and $3.1 million was used in various other activities, including acquisitions of producing properties and undeveloped acreage. The Company funded its capital expenditures during such period with the proceeds of asset sales and with available cash due to the discontinuance of interest payments on the Public Debt. Due to the current uncertainty as to its financial condition and future trends in gas pricing, the Company has determined to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1995 to those that are required to maintain its producing oil and gas properties as well as certain essential development and other drilling operations. Except for a requirement under the Credit Agreement that the Company spend $5 million per year on the Mortgaged Properties during the three-year period ending October 1, 1996, the timing of most of the Company's capital expenditures is discretionary and there are currently no material long-term commitments associated with the Company's capital expenditure plans. The unavailability of funds for capital projects could also materially and adversely impact the value of the Company's interest in properties it owns jointly with others. Pursuant to the operating agreements governing these joint ownership relationships, the Company could be forced to contribute funds for capital projects in respect to these properties or suffer "non-consent" penalties. Such penalties could materially and adversely affect the value of the Company's ownership interest in any such properties.

                             RESULTS OF OPERATIONS

The Company had a net loss of $8,476,000 and $24,169,000 for the quarter and nine months ended September 30, 1995, respectively, compared to a net loss of $6,803,000 and $18,735,000 for the quarter and nine months ended September 30, 1994, respectively. The increased losses during 1995 are due primarily to a decrease in the Company's revenues and cash flows during the 1995 periods as compared to the 1994

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



periods. Such decreases are a result of lower gas prices and lower oil and gas production and, for the three month period, lower oil prices. The decrease in oil and gas production during the 1995 periods as compared to the 1994 periods is the result of property sales during 1994 and 1995 and normal production declines on the Company's properties, offset to some extent by increased production resulting from the Company's 1995 capital expenditures.

The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the three months and nine months ended September 30, 1995 and 1994:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                      ------------------------       --------------------------
                                                         1995           1994            1995            1994
                                                      ---------       ---------      ----------      ----------
    Average Price:
       Oil and condensate (per barrel)                   $14.57          $15.34          $15.36          $13.58
       Gas (per thousand cubic feet)                      $1.09           $1.35           $1.18           $1.48
    Production:
       Oil and condensate (barrels)                     207,000         270,000         661,000         863,000
       Gas (thousand cubic feet)                      3,429,000       4,160,000      11,531,000      12,668,000
       Equivalent barrel (1)                            779,000         963,000       2,583,000       2,974,000

    (1) Oil and gas are converted to a common unit of measure on the basis of six MCF of gas to one barrel of oil.

The reduced amount of depletion, depreciation and amortization during the 1995 periods as compared to the 1994 periods is primarily due to a decrease in production (on an equivalent barrel basis). Lease operating expenses have increased on a unit of production basis for the 1995 periods as compared to the 1994 periods due to the production decline on the Company's properties and the sale of certain low operating cost properties. However, the lease operating expenses for the 1995 third quarter are approximately equal to those during the 1994 third quarter due to a lower level of workover expense during the 1995 period.

The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the three months and nine months ended September 30, 1995 and 1994:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                      ------------------------       --------------------------
                                                         1995           1994            1995            1994
                                                      ---------       ---------      ----------      ----------
                                                                        (per equivalent barrel)
    Production Costs                                     $3.89           $3.90           $3.92           $3.73
    Depletion, Depreciation and
      Amortization                                       $4.37           $4.34           $4.31           $4.43

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The Company has significantly reduced general and administrative expenses for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994 due to the reduction in personnel that occurred during the quarter ended June 30, 1995. The general and administrative expenses for the nine months ended September 30, 1995 include a charge during the quarter ended June 30, 1995 of $900,000 relating to severance costs incurred in connection with such reduction in personnel pursuant to the Company's severance plans.

Further severance costs may occur in future periods in respect of a reduction in the Company's personnel from a further downsizing or an Asset Sale, as a result of payments made under the Company's severance plans for its key and other employees. One severance plan generally provides for a payment equal to one-twelfth of the employee's annual base salary multiplied by the number of years of continuous service with the Company plus two months' salary, and the other severance plan generally provides for a payment equal to an employee's annual base salary (including the Company's benefit plan contribution to such employee for such year), as adjusted in the case of certain key employees by an additional seven to eight months' salary and for certain other factors. Health and medical payments are also provided under both plans for severed employees for a period of at least six months.

The Company's interest expense has increased during the quarter and nine months ended September 30, 1995 as compared to the comparable periods in 1994 as a result of the 1995 periods having higher average levels of bank debt outstanding and due to penalty interest accrued on the unpaid balance of interest due on the Public Debt.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                10.1 Indemnification Agreement, dated as of June 20, 1995, together with a schedule identifying specific agreements between the Company and each of the Company's directors and Named Officers.

                10.2 The Company's Severance Benefit Plan effective as of July 1, 1995.

                10.3 Key Employee Severance Agreement, dated as of July 25, 1995, together with a schedule identifying specific agreements between the Company and Key Employees and setting forth the material details in which those agreements differ from the Key Employee Severance Agreement filed.

                10.4 Amendment to Key Employee Severance Agreements, dated August 16, 1995 and effective as of July 25, 1995.

                10.5 Amendments to Supplemental Executive Retirement Agreement, dated October 26, 1995.

                27     Financial Data Schedule

          (b)   Reports on Form 8-K

                On September 13, 1995, a Form 8-K was filed dated September 13, 1995, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.250% for the period November 15, 1995 to February 14, 1996.

                On September 21, 1995, a Form 8-K was filed dated September 15, 1995, which reports under Item 5 "Other Events" that the Company did not pay the $2.25 million of interest that became due on that date on its 9% Convertible Subordinated Debentures Due 2015 (the "9% Debentures") which resulted in a Default under the indenture (the "9% Debenture Indenture") governing the 9% Debentures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRESIDIO OIL COMPANY
                                        -----------------------------------
                                        Registrant


DATE:   November 14, 1995               /s/ Robert L. Smith
        -----------------               -----------------------------------
                                        Robert L. Smith
                                        President and
                                        Chief Operating Officer


DATE:   November 14, 1995               /s/ Charles E. Brammeier
        -----------------               -----------------------------------
                                        Charles E. Brammeier
                                        Controller
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
------          -----------
10.1            Indemnification Agreement, dated as of June 20, 1995, together with a schedule identifying specific agreements between the Company and each of the Company's directors and Named Officers.

10.2            The Company's Severance Benefit Plan effective as of July 1, 1995.

10.3            Key Employee Severance Agreement, dated as of July 25, 1995, together with a schedule identifying specific agreements between the Company and Key Employees and setting forth the material details in which those agreements differ from the Key Employee Severance Agreement filed.

10.4            Amendment to Key Employee Severance Agreements, dated August 16, 1995 and effective as of July 25, 1995.

10.5            Amendments to Supplemental Executive Retirement Agreement, dated  October 26, 1995.

27              Financial Data Schedule (Submitted to the SEC for its information).