Form 10-K405
period 1995-12-31
PRESIDIO OIL CO
filed 1996-04-12
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1995

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

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

   CLASS A COMMON STOCK, $.10 PAR VALUE PER SHARE
   CLASS B COMMON STOCK, $.10 PAR VALUE PER SHARE
   9% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2015

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1996 was $339,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 29, 1996 was as follows:

                 Class                                 Number Outstanding
                 -----                                 ------------------
CLASS A COMMON STOCK, $.10 PAR VALUE PER SHARE             25,318,085
CLASS B COMMON STOCK, $.10 PAR VALUE PER SHARE              3,216,585


                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement.

                               TABLE OF CONTENTS



                                                                                                            PAGE
                                                          PART I
ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
            GENERAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
            FINANCIAL CONDITION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
            EXPLORATION AND PRODUCTION OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
            EMPLOYEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
            MARKETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
            COMPETITION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
            REGULATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
            EXPLORATION AND PRODUCTION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
               Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
               Estimated Proved Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
               Productive Wells and Developed Acreage . . . . . . . . . . . . . . . . . . . . . . . . . .    8
               Production, Unit Prices and Costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
               Undeveloped Acreage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
               Drilling Activity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
               OFFICE LEASES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . .   10

                                                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . .   11
ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . .   13
              LIQUIDITY AND CAPITAL RESOURCES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
              RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . . .   19
             INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
             FINANCIAL STATEMENTS:
                Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . .   20
                Consolidated Statements of Operations for the Years Ended
                   December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
                Consolidated Statements of Stockholders' Equity (Deficit) for the
                   Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .   23
                Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .   25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . .   45

                                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . .   45
ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . .   45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . .   45

                                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   46
             LIST OF DOCUMENTS FILED  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   46
             REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   51

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

                              FINANCIAL CONDITION

During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by continued declines in oil and gas production levels and a significant decline in the price of natural gas in the Rocky Mountain region where 60% of the Company's gas production is located. The Company's revenues and operating cash flows thus declined significantly during such periods. Because of the Company's deteriorating financial condition and because of its failure to make interest payments and other obligations on its Public Debt and principal payments on its bank debt, Events of Default have occurred under the indentures governing the Company's Public Debt and under the Credit Agreement governing the Company's bank debt. It is unlikely that the Company will be able to continue as a going concern in its current financial structure. See Items 7 and 8 of this Report for additional information as to the Company's financial condition.

                     EXPLORATION AND PRODUCTION OPERATIONS

The exploration and production activities of the Company consist of the geological and geophysical evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other interests in exploratory prospects, the drilling of exploratory test wells, and the development and operation of properties for the production and sale of oil and gas. The Company's drilling activities include participation in a substantial amount of low-risk development drilling operations, as well as in selected high-risk, high-potential exploration prospects. The Company generates most of its exploration prospects, particularly in the Rocky Mountains, through its in-house geological staff. However, exploration and development drilling prospects may be identified by third parties, including independent petroleum consultants and other oil and gas companies through joint interest programs, particularly in the Mid-Continent. All of the drilling activities of the Company are performed by independent drilling contractors. The Company's two principal regional operating areas, and the operations conducted therein, are briefly described below. The reserves outside of such two regional operating areas totaled 18.7 billion cubic feet ("BCF") of gas, of which 2.4 BCF of gas was proved developed reserves with net production for the month ended January 31, 1996 of .7 million cubic feet ("MMCF") of gas per day.

ROCKY MOUNTAINS

At December 31, 1995, the Company had 440 gross (167 net) producing wells, 98,500 gross (37,600 net) developed acres and 619,900 gross (298,900 net) undeveloped acres in this area, primarily located in (i) the Moxa Arch and Red Desert areas of the Green River Basin in Wyoming, (ii) the Powder River Basin in Wyoming and (iii) the Williston Basin in North Dakota. The Company operates 329 of these gross wells. For the month ended January 31, 1996, net production from the Rocky Mountain area averaged approximately 21.3 MMCF of gas per day and 1.8 thousand barrels ("MBbls") of oil per day, representing approximately 66% of the Company's average daily production for such period. At December 31, 1995 the Rocky Mountain area had proved reserves of 161.5 BCF of gas and 9.8 million barrels ("MMBbls") of oil, representing approximately 62% of the Company's total proved oil and gas reserves, of which 84.2 BCF of gas and 8.2 MMBbls of oil were proved developed reserves.

MID-CONTINENT

At December 31, 1995, the Company had 247 gross (97 net) producing wells, 53,800 gross (20,900 net) developed acres and 41,200 gross (13,600 net) undeveloped acres in this area, primarily located in (i) south Louisiana and
(ii) the Anadarko Basin in western Oklahoma. The Company operates 105 of these gross wells. For the month ended January 31, 1996, net production from the Mid-Continent area averaged approximately 13.8 MMCF of gas per day and .4 MBbls of oil per day, representing approximately 34% of the Company's average daily production for such period. At December 31, 1995 the Mid- Continent area had proved reserves of 107.8 BCF of gas and 2.0 MMBbls of oil, representing approximately 33% of the Company's total proved oil and gas reserves, of which
60.3 BCF of gas and 1.3 MMBbls of oil were proved developed reserves.

                                   EMPLOYEES

As of March 29, 1996, the Company had 88 employees of which 28 were field employees. The Company's employment level will change over time as required by its operations. In addition, the Company intends to engage the services of independent geological, engineering, land, accounting and other consultants from time to time to assist with its operations.

                                    MARKETS

The Company's gas production has historically been sold under contracts with marketing companies. During 1994 and 1995 there have been significant regional declines in gas pricing, particularly in the Rocky Mountain region where the Company produces 60% of its gas, even though pricing levels in respect of gas futures contracts on the New York Mercantile Exchange ("NYMEX") increased in late 1995 and early 1996. For example, the differential between the NYMEX and Rocky Mountain index prices was $.92 as of December 31, 1995. See Item 7 of this Report for additional information as to the Company's markets and prices.

The Company markets most of its oil production with independent third-party resellers and refiners at market ("posted") prices. These posted prices generally reflect the prices determined by the trading of West Texas Intermediate ("WTI") oil futures contracts on the NYMEX, with adjustments for the geographical area in which the producing properties are located and for the quality of the oil produced. NYMEX prices continue to be influenced by worldwide production levels and a variety of political and economic events over which the Company has no control.

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

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders is to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its natural gas, although it may also subject the Company to greater competition and more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The FERC also regulates rates and service conditions for interstate transportation of crude oil, liquids and condensate, which can affect the price the Company receives from the sale of these products. Effective January 1, 1995, the FERC adopted regulations establishing an indexing system for transportation rates for oil pipelines, which generally indexes such rates to inflation. These regulations, which could increase the cost of transporting crude oil, liquids and condensate by pipeline, have been appealed and are pending judicial decision. Because the regulations are subject to review, the Company cannot predict the ultimate effect of the orders on the Company.

The U.S. Minerals Management Service ("MMS") recently issued a notice of proposed rulemaking in which it proposed to amend its regulations governing the calculation of royalties and the valuation of hydrocarbons produced from federal leases. The principal feature of the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain hydrocarbon production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS proposed this rulemaking to facilitate royalty valuation relative to various changes in the hydrocarbon marketing environment. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by amendments to the regulations.

Oil and gas operations are also subject to extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of human health and the environment. These regulations are often difficult and costly to comply with and carry substantial penalties for failure to comply. In addition, these regulations may restrict the rate of oil and gas production below the rate that would otherwise exist. Legislation affecting the oil and gas industry is under constant review for amendment or expansion by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective, or their effect, if any, on the Company's operations. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. To date, expenditures by the Company related to compliance with these laws have not been significant. The Company believes, however, that environmental regulations, including regulations with respect to the handling and disposal of oil and gas exploration and production wastes and oil field wastes contaminated by naturally occurring radioactive materials, and the imposition of financial responsibility requirements with respect to environmental cleanup costs (e.g. regulations requiring environmental liability insurance or other types of financial assurance) may result in additional costs to the Company in the future. For example, amendments to the Resource Conservation and Recovery Act to regulate further the handling, transportation, storage and disposal of oil and gas exploration and production wastes have been considered by Congress and may be adopted. Also, in August 1993 the U.S. Minerals Management Service published an advance notice of its intent to adopt regulations that may require owners of oil and gas facilities that could be the source of an oil spill into waters of the United States to provide $150 million in financial assurances to cover costs that might be incurred by governmental authorities in responding to and cleaning up an oil spill. Furthermore, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called the "Superfund") and thus such wastes may be subject to the cleanup and liability standards established under the Superfund program. Such legislation, regulations and court decisions, if enacted, adopted or upheld, could have a significant adverse impact on the Company's operating costs.


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

OPERATIONS

At December 31, 1995, the Company operated approximately 76% of the net producing wells in which it owned an interest. The operator of a well supervises production, maintains production records, employs field personnel and performs other functions on behalf of all owners of such operated wells. See "Business - Exploration and Production Operations" contained in Item 1 of this Report for information concerning the Company's operating areas.

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

Estimates of proved reserves at December 31, 1995 have not been previously filed by the Company with, or included in reports to, any federal authority or agency.

                                                                              December 31,
                                                                    ---------------------------------
                                                                      1995         1994        1993
                                                                    --------     --------    --------
   Estimated proved oil and gas reserves: (1)
         Oil and condensate (MBbls)                                   11,807       13,273      13,036
         Gas (MMCF)                                                  288,000      323,978     302,954
         Present value of future net revenues (thousands) (2)       $208,879     $236,639    $294,650
   Estimated proved developed oil and gas reserves:
         Oil and condensate (MBbls)                                    9,506        9,494       9,942
         Gas (MMCF)                                                  146,943      176,207     164,530
         Present value of future net revenues (thousands) (2)       $139,117     $161,173    $184,055

   (1)   Includes proved undeveloped gas reserves of 16.3 BCF, 26.1 BCF and
         27.5 BCF at December 31, 1995, 1994 and 1993, respectively, which are subject to a joint drilling participation agreement as discussed in
         Note 8 to the Company's Consolidated Financial Statements contained in
         Item 8 of this Report.
   (2) Represents the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves, before a provision for future income taxes.

See Note 12 to the Company's Consolidated Financial Statements contained in
Item 8 of this Report for an analysis of changes in proved oil and gas reserves and changes in the present value of future net revenues.

PRODUCTIVE WELLS AND DEVELOPED ACREAGE

The following table sets forth the Company's developed acreage and productive wells at December 31, 1995. "Gross" refers to the total acres or wells in which the Company has a working interest, and "Net" refers to gross acres or wells multiplied by the percentage of working interest owned by the Company.


                                                         Productive Wells (2)
                                    ----------------------------------------------------------------
   Developed Acreage(1)                     Oil                      Gas                       Total
   --------------------             ----------------           ----------------           ----------------
   Gross            Net             Gross        Net           Gross        Net           Gross        Net
   -----            ---             -----        ---           -----        ---           -----        ---
   153,800          59,100          267          113           454          162           721          275

   (1)  Developed acreage is acreage assignable to productive wells.
   (2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection or necessary governmental certification to commence deliveries, and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well. The gross wells reported above which had multiple completions totaled 13.

PRODUCTION, UNIT PRICES AND COSTS

Information with respect to production and average unit prices and costs for the years ended December 31, 1995, 1994 and 1993 is set forth below:

                                                Years Ended December 31, 1995
                                             -----------------------------------
                                              1995          1994           1993
                                             ------        ------         ------
   Production:
        Oil and condensate (MBbls)              866         1,137          1,436
        Gas (MMCF)                           14,790        17,219         15,340
   Average sales price:
        Oil and condensate
             (per Bbl)                       $15.31        $13.81         $14.55
        Gas (per MCF)                        $ 1.22        $ 1.45         $ 1.73
   Average production costs per
   equivalent barrel (1)(2)                  $ 3.94        $ 3.71         $ 4.10
   Average production costs per
   equivalent MCF (1)(2)                     $  .66        $  .62         $  .68

   (1) Oil and gas are converted to a common unit of measure ("equivalent barrel" or "equivalent MCF") on the basis of six thousand cubic feet ("MCF") of gas to one barrel ("Bbl") of oil.
   (2) The components of production costs may vary substantially among wells, depending on the methods of recovery employed and other factors, but generally include production taxes, administrative overhead, workovers, maintenance and repair, labor and utilities.

UNDEVELOPED ACREAGE

At December 31, 1995, the Company owned 824,500 gross (398,400 net) undeveloped acres, all of which are located in the continental United States. The table below sets forth the states in which such acreage is located and the number of gross and net acres in each.

   State                                   Gross Acres            Net Acres
   -----                                   -----------            ---------
   Wyoming                                   426,800               249,200
   West Virginia (1)                         163,400                85,900
   Montana                                   160,500                28,600
   North Dakota                               24,400                14,300
   Louisiana                                  15,300                 3,400
   Texas                                      12,100                 4,800
   Oklahoma                                    7,500                 3,900
   New Mexico                                  2,100                 1,000
   Other                                      12,400                 7,300
                                             -------               -------

       TOTAL                                 824,500               398,400
                                             =======               =======

   (1) This acreage is subject to a joint drilling participation agreement as discussed in Note 8 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.

DRILLING ACTIVITY

During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:


                                                              Years Ended December 31,
                                 ----------------------------------------------------------------------------
                                         1995                       1994                       1993
                                 -----------------------    -----------------------   -----------------------
                                                 Success                    Success                   Success
                                 Gross    Net     Ratio     Gross    Net     Ratio    Gross    Net     Ratio
                                 -----   -----   -------    -----   -----   -------   -----   -----   -------
   Exploratory:
    Productive                      2      .20     16.7        1      .24     11.2       3     1.57     71.0
    Non-Productive                  1     1.00     83.3        6     1.91     88.8       2      .64     29.0
                                  ---    -----    -----      ---    -----    -----     ---    -----    -----
                                    3     1.20    100.0        7     2.15    100.0       5     2.21    100.0
                                  ---    -----   ------      ---    -----   ------     ---   ------   ------

   Development:
    Productive                     40    12.46     98.3       56    15.99     92.4      51    12.66     91.7
    Non-Productive                  1      .22      1.7        3     1.32      7.6       3     1.14      8.3
                                  ---    -----    -----      ---    -----    -----     ---    -----    -----
                                   41    12.68    100.0       59    17.31    100.0      54    13.80    100.0
                                  ---    -----    -----      ---    -----    -----     ---    -----    -----

   Total:
    Productive                     42    12.66     91.2       57    16.23     83.4      54    14.23     88.9
    Non-Productive                  2     1.22      8.8        9     3.23     16.6       5     1.78     11.1
                                  ---    -----    -----      ---    -----    -----     ---    -----    -----
                                   44    13.88    100.0       66    19.46    100.0      59    16.01    100.0
                                  ===    =====    =====      ===    =====    =====     ===    =====    =====

The above well information excludes wells in which the Company has only an overriding royalty interest.

At December 31, 1995, the Company was participating in the drilling or completion of 5 gross (1.60 net) wells.

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

                                    PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

The following table sets forth the high and low sales prices of the Company's common stock on the American Stock Exchange:

                                       Class A                Class B
                                  ----------------        ----------------
                                  High         Low        High         Low
                                  ----         ---        ----         ---
    1994:
          1st Quarter  . . . . .  2 3/8        1 5/8      2 1/2       1 5/8
          2nd Quarter  . . . . .  1 15/16      1 1/4      1 7/8       1 5/8
          3rd Quarter  . . . . .  1 13/16      1 1/16     1 5/8       1 1/8
          4th Quarter  . . . . .  1 5/16       3/8        1 3/8       5/8

    1995:
          1st Quarter  . . . . .  5/8          1/8        5/8         3/16
          2nd Quarter  . . . . .  5/16         1/8        1/2         1/8
          3rd Quarter  . . . . .  1/2          3/16       7/16        1/4
          4th Quarter  . . . . .  1/4          1/64       1/4         1/64

Trading of the Company's Class A and Class B Common Stock was halted by the American Stock Exchange ("AMEX") on November 17, 1995; and, subsequently, the Company was informed that it no longer satisfied all of the financial guidelines of the AMEX for the continued listing of its Class A and Class B Common Stock on February 16, 1996. There is no established trading market for the Company's Class A and Class B Common Stock at the current time, although certain trading in such Common Stock may take place from time to time in the over-the-counter market.

At March 29, 1996, the Company estimates that there were approximately 970 record holders of Class A Common Stock and 500 record holders of Class B Common Stock.

The Company does not intend to pay dividends and its ability to do so is subject to the provisions of various covenants contained in the Company's revolving credit facility and certain indentures relating to its public debt.

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

                                                                         Years Ended December 31,
                                                ---------------------------------------------------------------------
                                                   1995            1994          1993           1992           1991
                                                ---------        --------      --------       --------       --------
                                                                  (in thousands, except per share data)
FOR THE PERIOD:

Oil and gas revenues                            $ 31, 298        $ 40,643      $ 47,476       $ 64,442       $ 95,151
Gross profit (loss)                                 3,776           8,132        12,757          1,093        (42,439)
Loss from continuing operations                   (29,588)        (24,562)      (18,783)       (32,696)       (76,112)
Net loss attributable to common shares            (29,588)        (24,562)       (7,233)       (23,869)       (74,268)
Loss from continuing operations
   per share of Class A Common Stock                (1.08)           (.91)         (.70)         (1.13)         (2.65)
Loss from continuing operations
   per share of Class B Common Stock                (1.08)           (.91)         (.70)         (1.23)         (2.75)
Loss per share of Class A Common Stock              (1.08)           (.91)         (.27)          (.82)         (2.58)
Loss per share of Class B Common Stock              (1.08)           (.91)         (.27)          (.92)         (2.68)
Dividends per share of Class A Common Stock             -               -             -            .10            .10

AT END OF PERIOD:

Total assets                                     $241,946        $259,572      $280,420       $276,959       $440,389
Bank Debt                                          21,413          21,000        15,000         73,000        187,500
Senior Secured Notes                               75,000          75,000        75,000              -              -
Convertible Subordinated Debentures                50,000          50,000        50,000         50,000         50,000
Gas Indexed Notes                                 100,000         100,000       100,000        100,000        100,000
Stockholders' equity (deficit)                    (49,995)        (20,548)        3,565         10,851         37,945

The Company's historical results have been affected by a number of transactions during the five years shown above, the most significant of which were: (i) as a result of the low oil and gas prices received at certain times during 1992 and 1991, the Company was required to reduce the carrying value of its oil and gas properties by $15 million and $68 million, respectively, which, in turn, reduced its stockholders' equity by an equivalent amount; (ii) in July 1992, the Company completed the sale of Mountain Gas Resources, Inc. ("MGRI"), a subsidiary of the Company which then owned its Wyoming gas gathering and processing business, as well as its marketing operations (all of which have been accounted for as discontinued operations) for net cash proceeds of $77.5 million which were used to prepay an equivalent amount of bank debt; (iii) in December 1992, the Company completed the sale of its proved developed reserves and associated gathering systems in West Virginia for net cash proceeds of $32.6 million which was used to repay bank and other indebtedness of the Company; and (iv) in July 1993 the Company received $11.6 million from the sale of the Company's remaining equity interest in MGRI (which has been accounted for as discontinued operations).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained in Item 8 of this Report.

                        LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCIAL CONDITION AND RECENT DEVELOPMENTS

Current Financial Condition. During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant decline in the price that the Company received for its natural gas production. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company will be able to continue as a going concern in its current financial structure.
Because of the Company's deteriorating financial condition the Company has failed to satisfy certain payments and other obligations under, and Events of Default have occurred in respect of, the Company's public debt and bank debt obligations. See "Liquidity and Ability to Service Debt; Related Defaults" below.

Because of the Company's deteriorating financial condition, during the first six months of 1995 the Company engaged in discussions with various third parties and certain of its creditors in an effort to arrange a restructuring of the Company's various debt obligations under which the Company would retain all or most of its oil, gas and related assets. In June 1995, Tom Brown, Inc. ("Tom Brown") acquired approximately $56 million in principal amount of the Company's Senior Gas Indexed Notes Due 2002 (the "Senior Gas Indexed Notes") and reiterated a previously expressed interest in acquiring the Company or all of its assets. In response to Tom Brown's expression of interest and after consulting with certain of its significant creditors, the Company decided to explore the possibility of selling the Company or all of its assets. In August 1995, the Company began soliciting bids from persons interested in acquiring the Company or all of its assets. A data room was established which provided potential buyers with information about the Company and its assets. Bids were received from a number of companies that participated in the data room process. The Company and its financial advisors evaluated those bids and on November 15, 1995, selected Tom Brown as the bidder with which the Company would pursue negotiations for a potential sale of the Company or all of its assets. Tom Brown's November 15, 1995 bid contemplated the acquisition of all of the Company's assets in consideration of approximately $180 million consisting of a combination of cash and Tom Brown common stock.

Since late November of 1995, the Company and Tom Brown have been negotiating with each other and with certain of the Company's creditors regarding a proposed transaction pursuant to which Tom Brown would acquire the Company or all of its assets (the "Tom Brown Transaction"). The negotiations with Tom Brown and certain of the Company's creditors are currently ongoing in an attempt to reach an informal consensual agreement regarding the terms of the Tom Brown Transaction, including the allocation of the proceeds thereof. Failure to reach such an informal consensual agreement would have an adverse effect on the amount of recovery, if any, that will be received by the holders of the Company's public debt (in particular its Senior Gas Indexed Notes and 9% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures")), as well as by the holders of the Company's common stock.

Since the consideration Tom Brown has offered for the Company or all of its assets would be insufficient to liquidate the Company's bank debt and public debt obligations at par, the Tom Brown Transaction contemplates that it would be implemented by means of the Company and its subsidiaries filing a plan of reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such a plan would implement the Tom Brown Transaction and provide for the allocation and distribution of the proceeds realized therefrom among the Company's debt and equity holders. The Company, however, expects that no creditors of the Company other than holders of the Public Debt (defined below) will be materially impaired in connection with the Tom Brown Transaction. A bankruptcy filing and the publicity attendant thereto may adversely affect the business of the Company and its subsidiaries. While the Company believes that any such adverse effects would be mitigated if the bankruptcy filing was made in connection with a consensual Tom Brown Transaction, a protracted bankruptcy case could have a material adverse effect on the Company and its ability to implement the Tom Brown Transaction or any other transaction or restructuring.

The Company expects to enter into an agreement with Tom Brown regarding the Tom Brown Transaction during the second quarter of 1996. There can be no assurance, however, that such an agreement with Tom Brown will be reached or, if such an agreement is entered into, that an informal consensual agreement with the Company's bank lenders and certain of the significant holders of the Public Debt can be agreed upon as to the amount or nature of the proceeds that would be available for distribution to the Company's debt and equity holders if the Tom Brown Transaction is consummated. Should the Company, Tom Brown or other parties interested in the Tom Brown Transaction fail to reach an agreement concerning such transaction, then it is likely that the Company would seek protection from its creditors under chapter 11 of the Bankruptcy Code and seek other purchasers or effect a restructuring thereunder.

Liquidity and Ability to Service Debt; Related Defaults. As of March 29, 1996, the Company had cash and cash equivalents of approximately $8 million. The Company believes that such funds, together with the revenues anticipated to be received from its ongoing activities, will be sufficient to fund its operations for the time period necessary to implement the Tom Brown Transaction assuming that the Company does not make any payments in respect of its Public Debt, or in respect of its bank debt in excess of the current interest payments being made thereon. Because of its current financial condition, the Company's available cash flow is not adequate to meet its debt service requirements relating to its bank debt and the Public Debt. Moreover, the Company's available cash flow could be reduced below anticipated levels as a result of risks and uncertainties associated with the Company's operations as well as lower prices for oil and gas. For a discussion of these risks and uncertainties see "Properties - Exploration and Production - Operations" and "Markets and Prices".

The Company has failed to satisfy its interest payment and certain other obligations under the Senior Gas Indexed Notes, the Subordinated Debentures and its 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), resulting in Events of Default thereunder. As a result of the Events of Default with respect to the Senior Secured Notes, the outstanding $75 million of Senior Secured Notes could be declared to be immediately due and payable, and the trustee under the Senior Secured Note Indenture would be entitled to exercise various remedies, including foreclosure of a mortgage on a substantial portion of the Company's oil and gas properties. As a result of the Events of Default with respect to the Senior Gas Indexed Notes and the Subordinated Debentures, the outstanding $100 million of Senior Gas Indexed Notes and $50 million of Subordinated Debentures could be declared immediately due and payable. The Senior Gas Indexed Notes and the Subordinated Debentures are unsecured. Except in connection with the Tom Brown Transaction or a similar sale or restructuring, the Company does not anticipate making any future payments on the Senior Secured Notes, the Senior Gas Indexed Notes or the Subordinated Debentures (the "Public Debt").

In addition, Events of Default in respect of the Public Debt have resulted in an Event of Default under the Company's bank credit agreement (the "Credit Agreement"). The Company has also failed to make principal payments under the Credit Agreement of $1.2 million due October 1, 1995 and $1.4 million due on each of January 1 and April 1, 1996, resulting in further Events of Default.
In addition, on March 15, 1996, the Company caused Presidio West Virginia, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Presidio West Virginia"), to commence a bankruptcy case in Delaware resulting in all obligations of the Company and its subsidiaries under the Credit Agreement being accelerated and becoming immediately due and payable. The acceleration also could lead to the foreclosure of a mortgage on substantially all of the Company's oil and gas properties not pledged to secure the Senior Secured Notes. Except in connection with the Tom Brown Transaction or a similar sale or restructuring, the Company does not anticipate making any payments on its bank debt other than interest thereon.

Additionally, any of the Events of Default described herein could provide the opportunity for creditors of the Company to initiate involuntary bankruptcy proceedings against the Company under the Bankruptcy Code.

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

Because of the decline in gas prices during the second half of 1994, the Security Values of both the Pledged Assets and the Pledged Producing Assets as of December 31, 1994 were less than the required percentages (125% in respect of the Pledged Assets and 105% in respect of the Pledged Producing Assets), resulting in deficiencies (the "Deficiencies") in respect of the Pledged Assets and Pledged Producing Assets of $4 million and $7.3 million, respectively. As of December 31, 1995, the Deficiencies were $9.4 million in respect of the Pledged Assets and $18.1 million in respect of the Pledged Producing Assets. (See Note 3 to the Company's Consolidated Financial Statements contained in
Item 8 of this Report.)

The Company has not complied with the requirements for curing the Deficiencies by the dates set forth for such compliance in the Senior Secured Note Indenture. As a result, an Event of Default under the Senior Secured Note Indenture has occurred and the trustee under such Indenture and the holders of Senior Secured Notes have the remedies described above in respect of an Event of Default under the Senior Secured Note Indenture. See "Liquidity and Ability to Service Debt; Related Defaults" above.

Ability to Replace Reserves Produced and Maintain Production Levels. The ability of the Company to maintain its current level of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves produced in 1995 depends on the availability of funds for capital expenditures. Due to the Company's current financial condition, the Company has limited funds available for drilling operations during 1996. In addition, the Company expects its ability to use such funds to be subject to restrictions contained in any agreement it reaches with Tom Brown, and to be subject to the approval of the bankruptcy court subsequent to the date when a filing is made under the Bankruptcy Code. See "Capital Expenditures" below. As a result, the Company's production and volumes of proved oil and gas reserves are likely to continue to decline during 1996. Such a decline in production would adversely affect the Company's short-term liquidity. A decline in reserve volumes could cause increased Deficiencies under the collateral requirement relating to the Senior Secured Notes and could adversely affect the value of the collateral securing the Senior Secured Notes and the Company's bank debt. See "Liquidity and Ability to Service Debt; Related Defaults" and "Collateral Value Requirement for the Senior Secured Notes" above.

LONG-TERM DEBT

At March 29, 1996, the total debt of the Company was $246.4 million. Of such amount, $21.4 million was outstanding under the Credit Agreement and was secured by mortgages on substantially all of the Company's oil and gas properties (the "Mortgaged Properties") other than the Pledged Assets. Borrowings under the Credit Agreement currently bear interest at a per annum rate of either prime plus 3% or LIBOR plus 4.5%, reflecting a default rate of interest resulting from the fact that all obligations of the Company and its subsidiaries have been accelerated and are immediately due and payable, as described above. See "Liquidity and Ability to Service Debt; Related Defaults" and Note 3 to the Company's Consolidated Financial Statements contained in Item 8 of this Report.

The other long-term debt of the Company consists of $50 million of Subordinated Debentures, $75 million of Senior Secured Notes, and $100 million of Senior Gas Indexed Notes. The Senior Secured Notes bear interest at 11.5% per annum and are secured by a mortgage on the Pledged Assets as described above. The Senior Gas Indexed Notes are unsecured and currently bear interest at 13.25% per annum; however, such rate may increase pursuant to a formula, based upon certain published average spot gas prices, as set forth in Note 3 to the Company's Consolidated Financial Statements contained in Item 8 of this Report. The Subordinated Debentures bear interest at 9% per annum, are unsecured and are subordinated to the Company's bank debt, the Senior Secured Notes and the Senior Gas Indexed Notes. As discussed above, the Company is currently in default in respect of, and making no payments in respect of, the Public Debt. See "Liquidity and Ability to Service Debt; Related Defaults."

CAPITAL EXPENDITURES

The Company's capital expenditures on its oil and gas operations totaled approximately $18.0 million in 1995, as compared to capital expenditures on such operations of $34.5 million and $21 million in 1994 and 1993, respectively. Of the capital expenditures made during 1995, $9.2 million was used in development and recompletion activities, $4.6 million was used in exploratory activities, and $4.2 million was used in various other activities, including acquisitions of producing properties and undeveloped acreage. The Company funded its capital expenditures during 1995 with borrowings under the Credit Agreement and a portion of the proceeds from approximately $15 million of asset sales. Due to the current uncertainty as to its financial condition, the Company plans to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1996 to those that are required to maintain its producing oil and gas properties as well as certain other drilling operations and activities.
The Company also expects any agreement it reaches with Tom Brown to contain restrictions on the Company's ability to make significant capital expenditures without Tom Brown's approval. The unavailability of funds for capital projects could also materially and adversely impact the value of the Company's interest in properties it owns jointly and with others. Pursuant to the operating agreements governing these joint ownership relationships, the Company could be forced to contribute funds for capital projects in respect to these properties or suffer "non-consent" penalties. Such penalties could materially and adversely affect the value of the Company's ownership interest in any such properties.

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

During 1995, the average prices received for oil and gas by the Company were $15.31 per barrel and $1.22 per MCF, respectively, as compared to $13.81 per barrel of oil and $1.45 per MCF of gas in 1994 and $14.55 per barrel of oil and $1.73 per MCF of gas in 1993. During February 1996, the average prices received for oil and gas by the Company were $15.78 per barrel and $1.67 per MCF, respectively. The Company estimates that (i) a $1.00 per barrel change in the average oil price received by the Company during 1996 would result in an estimated change of approximately $.7 million to both the Company's net income and cash flow for 1996; and (ii) a $.10 per MCF change in the average gas price received by the Company during 1996 would result in an estimated change of approximately $1.2 million to both the Company's net income and cash flow for 1996. However, such estimates are subject to the risks and uncertainties described in "Properties - Exploration and Production - Operations", and thus no assurance can be given that such estimates are accurate. In addition, any substantial and extended decline in the price of oil or gas would have a further material adverse effect on the Company's financial condition and its results of operations.

OTHER

Certain of the West Virginia gas reserves sold by the Company to the purchaser thereof (the "Purchaser") in 1992 are subject to a long-term gas contract providing for prices above the current spot market price for West Virginia gas. In connection with the sale, the Company guaranteed certain minimum levels of performance, on an annual basis, by the gas purchaser under this contract such that should performance under this contract be less than the levels guaranteed by the Company, the Purchaser can draw on a letter of credit established for such purpose by the Company under the Credit Agreement. During the years ending April 1, 1997 through 1999, the maximum amounts that could be drawn by the Purchaser on such letter of credit are: $1,735,000,

$1,692,000 and $1,656,000, respectively. The expense associated with such guarantee for the years ended December 31, 1995, 1994 and 1993 totaled $323,000, $166,000, and $0, respectively.


                             RESULTS OF OPERATIONS

LOSS FROM CONTINUING OPERATIONS

The Company recognized losses from continuing operations of $29,588,000, $24,562,000 and $18,783,000 for 1995, 1994 and 1993, respectively.

    Oil and Gas Revenues. Oil and gas revenues have decreased during each of the past three years due primarily to lower oil and gas production and lower gas prices. Oil production for 1995 and 1994 decreased 24% and 21%, respectively, from their prior-year levels. Sales of certain producing properties accounted for 70% of the decrease in oil production in 1995 and 74% of the decrease in 1994 with the remaining decrease in oil production resulting from lower production rates in several significant fields. Gas production for 1995 decreased 14% from the prior- year level due to the sale of certain producing properties. Gas production for 1994 increased 12% from 1993 due to the Company's successful drilling operations.

    The following table reflects the average prices received for oil and gas and the amount of oil and gas production for 1995, 1994 and 1993.

                                                   1995       1994      1993
                                                   ----       ----      -----
    Average Price:
       Oil and condensate (per Bbl)               $15.31     $13.81     $14.55
       Gas (per MCF)                              $ 1.22     $ 1.45     $ 1.73

    Production:
       Oil and condensate (MBbls)                    866      1,137      1,436
       Gas (MMCF)                                 14,790     17,219     15,340

    Operating Expenses. Lease operating expenses have fluctuated due to the sale of oil and gas properties. The properties sold during 1994 were higher operating cost properties and those sold during 1995 were lower operating cost properties. Production taxes and depletion, depreciation and amortization have each decreased when comparing 1995 to 1994 and when comparing 1994 to 1993. The decrease in production taxes resulted from the reduced oil and gas revenues received when compared to those received a year earlier. The reduced amount of depletion, depreciation and amortization was due to a decrease in production (on an equivalent barrel basis) and the addition of reserves at a finding cost below the Company's depletion rate.

    The following table shows certain costs associated with oil and gas revenues per equivalent barrel of oil for 1995, 1994 and 1993.

                                                   1995       1994      1993
                                                   ----       ----      -----
                                                     (per equivalent barrel)
    Production Costs                              $3.94      $3.71      $4.10
    Depletion, Depreciation and Amortization      $4.32      $4.41      $4.60

    General and Administrative Expense. The Company has significantly reduced its ongoing general and administrative expenses due to a reduction in personnel during 1995. However, severance costs of $900,000 incurred in connection with such reduction in personnel have resulted in general and administrative costs for 1995 being reduced by only 9% from 1994. General and administrative expense increased 14% during 1994 as compared to 1993 due to a general increase in the Company's expenses together with certain non- recurring legal and other costs.

    Interest Expense. The Company's interest expense increased during 1995 as compared to 1994 due to the penalty interest accrued on the unpaid balance of interest due on the Public Debt. The Company's interest expense increased in 1994 as compared to 1993 as a result of (i) the Company's issuance of $75 million of its 11.5% Senior Secured Notes in the second half of 1993 and the utilization of the net proceeds thereof to repay an equivalent amount of bank debt with a 7.3% borrowing rate during the 1993 period and (ii) an increase in the interest rate on the Company's Senior GINs to an average of 14% in 1994 as compared to an average of 13.5% in 1993.

    Debt Repayment Expense. Debt repayment expense for 1993 includes the amortization of prepaid loan fees and costs associated with the Company's bank debt. The Company accelerated the amortization of such costs in connection with the significant reduction of, and amendments to, the Company's bank debt during such period.

    Income Taxes. The Company did not record a tax benefit associated with the losses incurred during 1995, 1994 and 1993, because management believed that the benefits would not be realized and, therefore, a valuation allowance was provided for the deferred assets otherwise recorded.

INFLATION

In recent years inflation has not had a significant impact on the Company's operations. Although oil and gas prices have significantly fluctuated during such periods, the Company has generally experienced a decline in the costs incurred to acquire quality exploration and development prospects as well as in the costs of drilling and completing wells.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Both of these statements must be adopted no later than 1996. With regard to oil and gas companies, Statement No. 121 will have a more significant impact on those companies using the successful efforts method of accounting, as Statement No. 121 revises the "ceiling test" for such companies. Statement No. 121 does not affect the ceiling test for companies who follow the full cost method of accounting. Therefore, such statement is not expected to have a material impact on the Company's future operations.

With regard to the Company's present accounting for stock options, no accounting is made until such time as the options are exercised. At that time, the proceeds are added to stockholders' equity, and no expense is recognized. Statement No. 123 provides companies with the option of expensing the "fair value" of stock options granted. The Company will not change its current accounting method regarding stock options, and therefore Statement No. 123 will not impact the Company's future operating results.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



INDEPENDENT AUDITORS' REPORT

Presidio Oil Company

We have audited the accompanying consolidated balance sheets of Presidio Oil Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the 1994 and 1993 consolidated financial statements present fairly, in all material respects, the financial position of Presidio Oil Company and subsidiaries at December 31, 1994 and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

The accompanying 1995 and 1994 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company's recurring losses from operations, negative working capital, and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the possible material effects of the uncertainty referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements for 1995.



DELOITTE & TOUCHE LLP
Denver, Colorado

April 5, 1996

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                     ASSETS



                                                                  December 31
                                                           -------------------------
                                                             1995             1994
                                                           --------         --------
                                                                 (in thousands)
CURRENT ASSETS:
    Cash and cash equivalents                              $  7,060         $  6,423
    Accounts receivable:
      Oil and gas sales                                       4,572            6,759
      Joint interest owners and other                         2,255            6,828
    Other                                                     1,280            1,203
                                                           --------         --------
         Total current assets                                15,167           21,213
                                                           --------         --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
    Oil and gas properties using full cost accounting:
      Subject to amortization                               490,795          488,054
      Not subject to amortization                            24,432           23,816
    Other                                                     4,371            4,268
                                                           --------         --------
         Total                                              519,598          516,138
    Less accumulated depletion,
    depreciation and amortization                           302,733          287,463
                                                           --------         --------
         Net property, plant and equipment                  216,865          228,675
                                                           --------         --------
OTHER ASSETS:
    Deferred charges                                          8,761            8,055
    Other                                                     1,153            1,629
                                                           --------         --------
         Total other assets                                   9,914            9,684
                                                           --------         --------
                                                           $241,946         $259,572
                                                           ========         ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                              December 31
                                                        ------------------------
                                                          1995           1994
                                                        ---------      ---------
                                                             (in thousands)
CURRENT LIABILITIES:
    Accounts payable:
      Oil and gas sales                                 $   2,139      $   3,368
      Trade and other                                       5,137         12,724
    Accrued interest                                       23,214          3,576
    Accrued ad valorem and severance taxes                  2,933          3,492
    Other accrued liabilities                                 980          1,921
    Current debt                                          246,413              -
                                                        ---------      ---------
      Total current liabilities                           280,816         25,081
                                                        ---------      ---------
LONG-TERM DEBT                                                  -        246,000
                                                        ---------      ---------
OTHER NONCURRENT LIABILITIES                               11,125          9,039
                                                        ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Class A Common Stock, $.10 par value; 25,318,000
    and 25,317,000 outstanding at December 31, 1995
    and 1994, respectively                                  2,532          2,532
    Class B Common Stock, $.10 par value; 3,217,000
    and 3,218,000 outstanding at December 31, 1995
    and 1994, respectively                                    322            322
    Additional paid-in capital                            126,776        129,029
    Deferred compensation                                       -         (2,394)
    Retained deficit                                     (179,625)      (150,037)
                                                        ---------      ---------
      Total stockholders' deficit                         (49,995)       (20,548)
                                                        ---------      ---------
                                                        $ 241,946      $ 259,572
                                                        =========      =========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Operations



                                                        Years Ended December 31,
                                                -----------------------------------------
                                                 1995              1994           1993
                                                --------        --------        ---------
                                                 (in thousands, except per share amounts)
Oil and gas revenues                            $ 31,298        $ 40,643        $ 47,476
 Less - direct costs:
  Lease operating                                 11,342          12,483          13,431
  Production taxes                                 1,775           2,373           2,931
  Depletion, depreciation and amortization        14,405          17,655          18,357
                                                --------        --------        --------
                                                   3,776           8,132          12,757
                                                --------        --------        --------
General and administrative expense                 5,529           6,089           5,326
                                                --------        --------        --------
Other income (expense):
  Interest expense                               (29,566)        (28,130)        (25,034)
  Debt repayment expense                               -               -          (1,971)
  Other                                            1,731           1,525             791
                                                --------        --------        --------
                                                 (27,835)        (26,605)        (26,214)
                                                --------        --------        --------
Loss from continuing operations                  (29,588)        (24,562)        (18,783)
Discontinued operations:
  Gain on sale                                         -               -          11,550
                                                --------        --------        --------
Net loss                                        $(29,588)       $(24,562)       $ (7,233)
                                                ========        ========        ========
Loss per share of Class A and
 Class B Common Stock:
  Loss from continuing operations               $  (1.08)       $   (.91)       $   (.70)
  Discontinued operations                              -               -             .43
                                                --------        --------        --------
  Loss per share                                $  (1.08)       $   (.91)       $   (.27)
                                                ========        ========        ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                              Class A                    Class B
                                            Common Stock              Common Stock       Additional    Deferred
                                         -------------------      -------------------     Paid-in       Compen-  Retained
                                         Shares       Amount      Shares       Amount     Capital       sation   Deficit
                                         ------       ------      ------       ------    ----------    --------  --------
                                                                            (in thousands)
BALANCE, December 31, 1992               25,216      $2,522        3,319      $  332    $133,896     $(7,657)  $(118,242)
  Net loss                                    -           -            -           -           -           -      (7,233)
  Difference between historical
    cost and fair market value
    of allocated ESOP shares                  -           -            -           -        (428)          -           -
  ESOP contribution in excess
    of ESOP stock purchases                   -           -            -           -           -         340           -
  Exchange of Class A Common
    Stock for Class B Common
    Stock                                    96          10          (96)        (10)          -           -           -
  Other                                       -           -            -           -          35           -           -
                                         ------      ------       ------      ------    --------     -------   ---------
BALANCE, December 31, 1993               25,312       2,532        3,223         322     133,503      (7,317)   (125,475)
  Net loss                                    -           -            -           -           -           -     (24,562)
  Reduction of the ESOP
    outstanding notes payable                 -           -            -           -      (4,481)      4,481           -
  Difference between historical
    cost and fair market value
    of allocated ESOP shares                  -           -            -           -         (65)          -           -
  ESOP contribution in excess
    of ESOP stock purchases                   -           -            -           -           -         442           -
  Exchange of Class A Common
    Stock for Class B Common
    Stock                                     5           -           (5)          -           -           -           -
  Other                                       -           -            -           -          72           -           -
                                         ------      ------       ------      ------    --------     -------   ---------
BALANCE, December 31, 1994               25,317       2,532        3,218         322     129,029      (2,394)   (150,037)
  Net loss                                    -           -            -           -           -           -     (29,588)
  Reduction of the ESOP
    outstanding notes payable                 -           -            -           -      (2,272)      2,272           -
  ESOP contribution                           -           -            -           -           -         122           -
  Exchange of Class A Common
    Stock for Class B Common
    Stock                                     1           -           (1)          -           -           -           -
  Other                                       -           -            -           -          19           -           -
                                         ------      ------       ------      ------    --------     -------   ---------
BALANCE, December 31, 1995               25,318      $2,532        3,217      $  322    $126,776     $     -   $(179,625)
                                         ======      ======       ======      ======    ========     =======   =========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows



                                                             Years Ended December 31,
                                                        ---------------------------------
                                                          1995         1994        1993
                                                        --------     --------    --------
                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                $(29,588)    $(24,562)   $ (7,233)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depletion, depreciation and amortization            15,270       18,122      18,856
      Gain on sale of discontinued operations                  -            -     (11,550)
      Amortization of debt issuance costs included
         in interest and debt repayment expense            1,251        1,241       3,683
      Other                                                1,258        1,694       1,897
      Changes in other assets and liabilities:
         Decrease in accounts receivable                   6,760          983       1,458
         Decrease (increase) in other current assets        (817)         428      (2,347)
         Decrease (increase) in other
            noncurrent assets                             (1,416)         661         (73)
         Decrease in accounts payable                     (8,816)      (1,784)       (897)
         Increase (decrease) in accrued
            interest and liabilities                      18,138         (838)     (5,714)
         Increase (decrease) in other
            noncurrent liabilities                         1,779         (532)        358
                                                        --------     --------    --------
              Net cash provided by (used in)
                operating activities                       3,819       (4,587)     (1,562)
                                                        --------     --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment               (18,145)     (35,208)    (21,096)
Proceeds from asset sales                                 14,648       27,161      12,684
                                                        --------     --------    --------
              Net cash used in investing activities       (3,497)      (8,047)     (8,412)
                                                        --------     --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings of bank debt                                    8,700       54,277      61,900
Payments of bank debt                                     (8,287)     (48,277)   (119,900)
Payment of loan fees                                         (65)        (463)     (4,375)
Other noncurrent financing                                   (33)         (39)       (549)
Issuance of Senior Secured Notes                               -            -      75,000
                                                        --------     --------    --------
              Net cash provided by
                financing activities                         315        5,498      12,076
                                                        --------     --------    --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                      637       (7,136)      2,102
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                  6,423       13,559      11,457
                                                        --------     --------    --------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                     $  7,060     $  6,423    $ 13,559
                                                        ========     ========    ========





                See notes to consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1995, 1994 and 1993



1. FINANCIAL POSITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant decline in the price that the Company received for its natural gas production. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company will be able to continue as a going concern in its current financial structure. Because of the Company's deteriorating financial condition the Company has failed to satisfy certain payment and other obligations under, and Events of Default have occurred in respect of, the Company's public debt and bank debt obligations. (See Note 3 for a further discussion of the Company's Events of Default).

Because of the Company's deteriorating financial condition, during the first six months of 1995 the Company engaged in discussions with various third parties and certain of its creditors in an effort to arrange a restructuring of the Company's various debt obligations under which the Company would retain all or most of its oil, gas and related assets. In June 1995, Tom Brown, Inc. ("Tom Brown") acquired approximately $56 million in principal amount of the Company's Senior Gas Indexed Notes Due 2002 (the "Senior Gas Indexed Notes") and reiterated a previously expressed interest in acquiring the Company or all of its assets. In response to Tom Brown's expression of interest and after consulting with certain of its significant creditors, the Company decided to explore the possibility of selling the Company or all of its assets. In August 1995, the Company began soliciting bids from persons interested in acquiring the Company or all of its assets. A data room was established which provided potential buyers with information about the Company and its assets. Bids were received from a number of companies that participated in the data room process. The Company and its financial advisors evaluated those bids and on November 15, 1995, selected Tom Brown as the bidder with which the Company would pursue negotiations for a potential sale of the Company or all of its assets. Tom Brown's November 15, 1995 bid contemplated the acquisition of all of the Company's assets in consideration of approximately $180 million consisting of a combination of cash and Tom Brown common stock.

Since late November of 1995, the Company and Tom Brown have been negotiating with each other and with certain of the Company's creditors regarding a proposed transaction pursuant to which Tom Brown would acquire the Company or all of its assets (the "Tom Brown Transaction"). As of March 29, 1996, the negotiations with Tom Brown and certain of the Company's creditors are continuing in an attempt to reach an informal consensual agreement regarding the terms of the Tom Brown Transaction, including the allocation of the proceeds thereof. Failure to reach such an informal consensual agreement could have an adverse effect on the amount of recovery, if any, that will be received by the holders of the Company's public debt (in particular its Senior Gas Indexed Notes and 9% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures")), as well as by the holders of the Company's common stock.

Since the consideration Tom Brown has offered for the Company or all of its assets would be insufficient to liquidate the Company's bank debt and public debt obligations at par, the Tom Brown Transaction contemplates that it would be implemented by means of the Company and its subsidiaries filing a plan of reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such a plan would implement the Tom Brown Transaction and provide for the allocation and distribution of the proceeds realized therefrom among the Company's debt and equity holders. Additionally, any of the Events of Default discussed in Note 3 could provide the opportunity for creditors of the Company to initiate involuntary bankruptcy proceedings against the Company under the Bankruptcy Code.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



The Company expects to enter into an acquisition agreement with Tom Brown during the second quarter of 1996. There can be no assurance, however, that an agreement with Tom Brown will be reached or, if such an agreement is entered into, that an informal consensual agreement with the Company's bank lenders and certain of the significant holders of its public debt will be arranged. Should the Company and Tom Brown fail to reach an agreement concerning the proposed Tom Brown Transaction, then it is likely that the Company would seek protection from its creditors under chapter 11 of the Bankruptcy Code and seek other purchasers or effect a restructuring thereunder.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements present the financial position of Presidio Oil Company and its wholly-owned subsidiaries (the "Company" or "Presidio"). The Company is an independent oil and gas company whose business is onshore oil and gas exploration, development and production in selected regions in the continental United States. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, certain factors raise substantial doubt about the Company's ability to continue as a going concern in its current financial structure; however, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period, including estimates and assumptions as to the future production from proved reserves and the costs to develop proved undeveloped reserves. Actual results could differ from those estimates.

Property, Plant and Equipment and Depletion, Depreciation and Amortization

The Company follows the full cost method of accounting for oil and gas producing activities whereby all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Sales of oil and gas properties are recorded as an adjustment of capitalized costs, with no gain or loss recognized. Capitalized costs, including unevaluated acreage, are subject to a ceiling limitation test based on the estimated fair market value of the unevaluated acreage and a computed value of the Company's present value of estimated future net revenues from proved reserves using current prices (with consideration of price changes only to the extent provided by contractual arrangements), discounted at 10%, after adjusting for tax effects at the end of each period.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



The provision for depletion, depreciation and amortization of oil and gas properties is calculated by multiplying current period oil and gas production by a rate which is determined by dividing capitalized oil and gas costs (except for costs of certain unevaluated acreage discussed below) plus estimated future costs to develop the Company's proved oil and gas reserves, by the quantities of estimated proved oil and gas reserves. The Company excludes investments in unevaluated acreage from costs to be amortized pending determination as to the existence of proved reserves on such acreage. The Company's unevaluated acreage is subject to a periodic review for impairment and, if necessary, the amount of impairment is included in the costs to be amortized. The Company capitalizes interest on unevaluated properties not subject to amortization.
The Company capitalized interest of $1,177,000, $1,141,000 and $1,278,000 (out of total interest costs of $30,743,000, $29,271,000 and $26,312,000) for the years ended December 31, 1995, 1994 and 1993, respectively.

Income Taxes

The Company files a consolidated income tax return and provides deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns (see Note 4).

Deferred Charges

The Company records the fees and expenses associated with its bank and public debt as deferred charges and amortizes such costs to interest expense over the life of the debt using the effective interest method. Debt repayment expense reflects the accelerated amortization of certain of such costs during the year ended December 31, 1993.

Consolidated Statements of Cash Flows

The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Consolidated Statements of Cash Flows is $8,677,000, $26,896,000 and $23,945,000 of interest paid, net of amounts capitalized, during the years ended December 31, 1995, 1994 and 1993, respectively. During the year ended December 31, 1993, $99,770,000 of Senior Subordinated Gas Indexed Notes were exchanged for an equivalent amount of Senior Gas Indexed Notes (see Note 3); and, insofar as such exchange was a non-cash transaction, it is not reflected in the Consolidated Statements of Cash Flows.

Gas Balancing Arrangements

The Company uses the entitlement method of recording gas revenues. Under such method, sales are recorded based upon the Company's proportionate share of gas sold. The Company then records a receivable (payable) to the extent it receives less (more) than its proportionate share of the gas revenues. At December 31, 1995 and 1994, the Company had net gas balancing liabilities of $3,703,000 associated with approximately 2.0 billion cubic feet ("BCF") of gas and $4,074,000 associated with 2.6 BCF of gas, respectively.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Loss Per Common Share

Loss per common share is computed as follows:

                                                                   Years Ended December 31,
                                                          ----------------------------------------
                                                             1995           1994            1993
                                                          ---------       ---------       --------
                                                          (in thousands, except per share amounts)
Weighted average number of common shares
   outstanding                                               28,535          28,535         28,535
Less:  Weighted average number of unallocated
   shares held by the Company's Employee Stock
   Ownership Plan (see Note 7)                               (1,240)         (1,497)        (1,479)
                                                          ---------       ---------       --------
                                                             27,295          27,038         27,056
                                                          =========       =========       ========
Net loss from continuing operations                       $ (29,588)      $ (24,562)      $(18,783)
Discontinued operations                                           -               -         11,550
                                                          ---------       ---------       --------
Net loss                                                  $ (29,588)      $ (24,562)      $ (7,233)
                                                          =========       =========       ========
Loss from continuing operations per share
   of Class A and Class B Common Stock                    $   (1.08)      $    (.91)      $   (.70)
                                                          =========       =========       ========
Discontinued operations per share of
   Class A and Class B Common Stock                       $       -       $       -       $    .43
                                                          =========       =========       ========
Loss per share of Class A and Class B
   Common Stock                                           $   (1.08)      $    (.91)      $   (.27)
                                                          =========       =========       ========


Impact of Recently Issued Accounting Standards

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Both of these statements are effective beginning in 1996. With regard to oil and gas companies, Statement No. 121 will have a more significant impact on those companies using the successful efforts method of accounting, as Statement No. 121 revises the "ceiling test" for such companies. Statement No. 121 does not affect the ceiling test for companies who follow the full cost method of accounting. Therefore, such statement is not expected to have a material impact on the Company's future operations.

With regard to the Company's present accounting for stock options, no accounting is made until such time as the options are exercised. At that time, the proceeds are added to stockholders' equity, and no expense is recognized. Statement No. 123 provides companies with the option of expensing the "fair value" of stock options granted. The Company will not change its current accounting method regarding stock options, and therefore Statement No. 123 will not impact the Company's future operating results.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



3.  DEBT

                                       December 31, 1995                           December 31, 1994
                           -----------------------------------------     ---------------------------------------
                                                            Accrued                                     Accrued
                                      Principal             Interest              Principal             Interest
                           ------------------------------   --------     ----------------------------   --------
                            Current   Long-Term   Total                  Current  Long-Term   Total
                           --------   ---------  --------                -------  ---------  --------
                                                              (in thousands)
 Bank Debt                 $ 21,413      $   -   $ 21,413   $    326      $   -   $ 21,000   $ 21,000   $    121
 Senior Secured Notes        75,000          -     75,000      7,090          -     75,000     75,000        383
 Gas Indexed Notes          100,000          -    100,000     12,156          -    100,000    100,000      1,747
 9% Debentures               50,000          -     50,000      3,642          -     50,000     50,000      1,325
                           --------      -----   --------   --------      -----   --------   --------   --------
   Total                   $246,413      $   -   $246,413   $ 23,214      $   -   $246,000   $246,000   $  3,576
                           ========      =====   ========   ========      =====   ========   ========   ========

Events of Default/Ability to Service Debt

Because of the Company's deteriorating financial condition the Company has failed to satisfy certain interest payment and other obligations under, and Events of Default have occurred in respect of, the Company's Senior Gas Indexed Notes Due 2002 (the "Senior Gas Indexed Notes"), 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), and 9% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures") (collectively the "Public Debt"). Moreover, to cure a collateral deficiency, the indenture governing the Senior Secured Notes (the "Senior Secured Note Indenture") required the Company to offer to purchase at par approximately $7.3 million of Senior Secured Notes prior to June 22, 1995. The Company did not make such offer during the 30-day grace period subsequent to June 22, 1995 as required by the Senior Secured Note Indenture, resulting in an Event of Default. As a result of the Events of Default with respect to the Senior Secured Notes, the outstanding $75 million of Senior Secured Notes could be declared to be immediately due and payable and the trustee under the Senior Secured Note Indenture would be entitled to exercise various remedies, including foreclosure of a mortgage on a significant portion of the Company's oil and gas properties. Although the Company currently is paying interest on its bank debt, the Company did not make principal payments thereon of $1.2 million due on October 1, 1995 and $1.4 million due on January 1, 1996 and $1.4 million due on April 1, 1996, resulting in Events of Default under the Company's bank credit agreement, as amended ("Credit Agreement"). In addition, the Events of Default described above on the Public Debt have caused an Event of Default under the Credit Agreement. Also, on March 15, 1996, the Company caused Presidio West Virginia, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Presidio West Virginia"), to commence a bankruptcy case in Delaware resulting in all obligations of the Company and its subsidiaries under the Credit Agreement being accelerated and becoming immediately due and payable. This acceleration also could lead to a foreclosure on the Company's oil and gas properties pledged to secure the bank debt outstanding under the Credit Agreement, which properties consist of substantially all of the Company's oil and gas properties not subject to the mortgage securing the Senior Secured Notes.

The Company has not paid interest on its (i) Senior Gas Indexed Notes since February 14, 1995, (ii) Senior Secured Notes since March 14, 1995, and (iii) Subordinated Debentures since March 14, 1995 and because of its current financial condition, the Company believes that, except in connection with the Tom Brown Transaction, it will not make further payments on the Public Debt.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Bank Debt

At December 31, 1995, the Company had bank debt of $21.4 million outstanding under the Credit Agreement. The Company had $21 million outstanding under such Credit Agreement at December 31, 1994.

The Credit Agreement (i) is secured by mortgages on certain of the Company's oil and gas properties (the "Mortgaged Properties"); (ii) provides for a non-default interest rate of either prime plus 1% or LIBOR plus 2.5% and a default interest rate of either prime plus 3% or LIBOR plus 4.5%; (iii) requires that the commitment be reduced by 100% of the proceeds realized from the sale of Mortgaged Properties; (iv) requires that 75% of the proceeds (in excess of $5 million sold subsequent to September 30, 1994) from the sale of assets other than Mortgaged Properties be used to develop the Company's hydrocarbon reserves; (v) requires regular quarterly commitment reductions of approximately $1.4 million beginning on October 1, 1995 through July 1, 1999;
(vi) requires capital expenditures of not less than $5 million per annum during the three-year period ending October 1, 1996 in respect of the development of the Mortgaged Properties; and (vii) provides that, on a quarterly basis, the Company's ratio of bank debt to total capitalization (excluding the effect of any reduction in the carrying amount of oil and gas properties) to be greater than .15 on the last day of each quarter, and the Company maintain at least a 1:1 ratio of its operating cash flows plus the proceeds of asset sales during the preceding four quarters (the "Period") to interest paid by the Company during the Period plus the amount of any required commitment reductions during the four quarters following the Period.

As described above, the Company is currently in default under the Credit Agreement and, as a result of the Presidio West Virginia bankruptcy filing, all obligations of the Company under the Credit Agreement have been accelerated and are immediately due and payable.

Gas Indexed Notes; Senior Secured Notes

On August 6, 1993, the Company completed various transactions (the "Private Exchange") with certain holders (and their affiliates) (the "Holders") of the Company's Senior Subordinated Gas Indexed Notes Due 1999 (the "Old Gas Indexed Notes"), pursuant to which a total of $75 million aggregate principal amount of the Old Gas Indexed Notes was exchanged for an equivalent principal amount of Senior Gas Indexed Notes and the Holders purchased $56.25 million aggregate principal amount of Senior Secured Notes. The net proceeds of the sale of the Senior Secured Notes were used to prepay $55 million of bank debt.

On November 30, 1993, the Company completed a public exchange offer (the "Exchange Offer") pursuant to which (i) $24.77 million of the $25 million of the Old Gas Indexed Notes remaining after the Private Exchange were exchanged for an equivalent principal amount of the Senior Gas Indexed Notes and (ii) $18.75 million of Senior Secured Notes were sold with the proceeds of such sale being used to prepay bank debt.

The terms of the Senior Gas Indexed Notes are generally the same as those of the Old Gas Indexed Notes, except that the Senior Gas Indexed Notes: (i) rank pari passu with other senior debt of the Company (including bank debt and the Senior Secured Notes, as discussed below, which are also secured by mortgages on certain of the Company's oil and gas properties which provide preferential claims to such properties) and rank senior to the Old Gas Indexed Notes; (ii) mature in 2002 and have no sinking fund requirements; (iii) have a 15% maximum interest rate above which the 13.25% base interest rate may not be increased as a result of the gas indexing feature as discussed below (which is the same as that in the Old Gas Indexed Notes), instead of the 18% maximum contained in the Old Gas Indexed Notes; and (iv) are redeemable, at the option of the Company, at the prices (expressed as a percentage of principal amount) and during the indicated years

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



beginning August 15:  1996 - 106%; 1997 - 103%; and 1998 - 100%.  Both the Old
Gas Indexed Notes and Senior Gas Indexed Notes are unsecured and bear interest at a base rate of 13.25% per annum. Concurrently with each quarterly interest payment the Company is required to pay to the holders additional interest, if any, based upon the amount by which the average gas spot price ("Average Spot Price") based upon spot gas prices published by Natural Gas Clearinghouse, Inc. exceeds $1.75 per million British Thermal Units (MMBTU) during a twelve-month period preceding such quarterly interest payment period up to a maximum overall interest rate of 15% per annum for the Senior Gas Indexed Notes and 18% per annum for the Old Notes. At December 31, 1995, the twelve-month Average Spot Price was $1.50 per MMBTU resulting in an interest rate of 13.25% per annum for the period February 15, 1996 to May 14, 1996.

The Senior Secured Notes (i) rank pari passu with other senior debt of the Company (including bank debt and the Senior Gas Indexed Notes) and rank senior to the Old Gas Indexed Notes and the Company's Subordinated Debentures, (ii) mature in 2000 and have no sinking fund requirements, (iii) bear interest at the rate of 11.5%, (iv) are secured by a lien on certain of the Company's oil and gas properties (the "Pledged Assets"), with the amount and type of such properties being subject to adjustment, based upon the value of the properties and certain other factors, and (v) are redeemable, at the option of the Company, at the prices (expressed as a percentage of principal amount) and during the indicated years beginning September 15: 1996 - 103%; 1997 - 102%; 1998 - 101%; and 1999 - 100%. In accordance with the provisions of (iv) above, the Security Value of the Pledged Assets was required to be $93.8 million or more as of December 31, 1994 (with $78.8 million thereof being attributable to proved developed producing properties). As discussed above, the Security Value as of December 31, 1994 was below the required level which has resulted in an Event of Default under the Senior Secured Note Indenture. As of December 31, 1995, the Security Values were less than the required percentages (125% in respect of the Pledged Assets and 110% in respect of the Pledged Producing Assets), resulting in Deficiencies of $9.4 million in respect of the Pledged Assets and $18.1 million in respect of the Pledged Producing Assets.

9% Convertible Subordinated Debentures

In February 1990 the Company issued $50,000,000 in aggregate principal amount of the Subordinated Debentures which are unsecured and bear interest at 9% per annum. The Subordinated Debentures are currently convertible at any time prior to redemption or maturity into Class A Common Stock, at a conversion price per share of $9.38, subject to adjustment. The terms of the Subordinated Debentures provide for redemption through the operation of a mandatory sinking fund pursuant to which on March 15 in each of the years 2000 to 2014 (the "Redemption Period") 5% of the outstanding principal amount of the Subordinated Debentures are redeemable at 100% of the principal amount thereof plus accrued interest.
At its option, the Company may make additional sinking fund payments in amounts sufficient to redeem annually up to an additional 10% of the outstanding principal amount of the Subordinated Debentures. The Subordinated Debentures are redeemable, otherwise than through the mandatory sinking fund, at the Company's option, at 105% of their principal amount plus accrued interest through March 15, 1996, and thereafter reducing by 1% each year to 100% of their principal amount plus accrued interest at March 15, 2000 and thereafter.

As described herein, the Company is currently in default in respect of all of its Public Debt.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



4.  INCOME TAXES

Actual tax expense (benefit) differs from the statutory rate as shown below:

                                                                            Years Ended December 31,
                                                     -----------------------------------------------------------------
                                                              1995                    1994                  1993
                                                     -------------------    --------------------   -------------------
                                                      Amount          %       Amount          %     Amount          %
                                                     ---------      ----    ---------       ----   ---------      ----
                                                                     (in thousands, except percent amounts)
   Income tax based on Federal statutory rate        $ (10,060)    (34.0)   $  (8,351)     (34.0)  $  (2,459)    (34.0)
   Expired net operating losses and
      investment tax credits                               417       1.0          217        1.0           -         -
   Valuation allowance against deferred tax asset        9,643      33.0        8,134       33.0       2,459      34.0
                                                     ---------      ----    ---------       ----   ---------      ----
         Total actual tax expense (benefit)          $       -         -    $       -          -   $       -         -
                                                     =========      ====    =========       ====   =========      ====

The components of the Company's tax assets and liabilities are shown below.
The Company did not record a tax benefit associated with the losses incurred during 1995, 1994 and 1993, because management believed that the benefits would not be realized and, therefore, a valuation allowance was provided for the deferred assets otherwise recorded.

                                                                              December 31,
                                                               ------------------------------------------
                                                                 1995             1994             1993
                                                               --------         --------         --------
                                                                             (in thousands)
    Assets
    ------

    Net operating loss carryforwards                           $ 90,619         $ 79,371         $ 73,327
    Statutory depletion carryforwards                             3,309            3,309            3,269
    Excess of financial statement depletion,
       depreciation and amortization over
       income tax amounts                                        66,715           60,659           55,342
    Investment tax credit carryforwards                             435              537              583
    Valuation allowance                                         (59,387)         (49,744)         (41,610)
                                                               --------         --------         --------
          Total assets                                          101,691           94,132           90,911
                                                               --------         --------         --------
    Liabilities
    -----------

    Intangible drilling costs and other costs
       capitalized for financial statement purposes
       and deducted for income tax purposes                      99,652           92,362           88,984
    Other                                                         2,039            1,770            1,927
                                                               --------         --------         --------
          Total liabilities                                     101,691           94,132           90,911
                                                               --------         --------         --------
             Net deferred tax asset (liability)                $      -         $      -         $      -
                                                               ========         ========         ========

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



At December 31, 1995 the Company had net operating loss carryforwards for income tax purposes of approximately $243,638,000 expiring 1996 through 2010 if not previously utilized. The net operating loss carryforwards of $243,638,000 excludes $22,888,000 of 1995 accrued unpaid interest on the Company's Public Debt. The Company's net operating losses are subject to various restrictions that could limit their utilization. The Company has investment tax credit carryforwards of approximately $435,000 expiring 1996 through 2000 if not previously utilized. The Company also has statutory depletion carryforwards of approximately $9,732,000 which may be carried forward until utilized.

5.  COMMON STOCK

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of Class B Common Stock is convertible into one share of Class A Common Stock. Both classes of common stock are $.10 par value per share. There are 80,000,000 authorized shares of Class A Common Stock and 20,000,000 authorized shares of Class B Common Stock.

From July 1987 through December 1992, the Company paid a quarterly cash dividend of $.025 on its Class A Common Stock. In January 1993 the Company announced the elimination of Class A Common Stock dividends. If cash dividends are paid on Class B Common Stock, a cash dividend must also be paid on Class A Common Stock in an amount equal to 110% of the per share amount of the cash dividend paid on Class B Common Stock. The Company's ability to pay dividends is subject to the provisions of certain covenants contained in the Credit Agreement and the indentures relating to the Senior Gas Indexed Notes and the Old Gas Indexed Notes. Holders of Class A Common Stock are entitled to one-twentieth of one vote per share and holders of Class B Common Stock are entitled to one vote per share.

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

The Company also has issued warrants to acquire: (i) 150,000 shares of Class A Common Stock at $7.125 per share which expire in 1999; (ii) 50,000 shares of Class B Common Stock at $4.625 per share which expire in 1997; and (iii) 15,000 shares of Class A Common Stock at $1.0625 which expire in 2003.

6.  RELATED PARTY TRANSACTIONS

In connection with the sale of Mountain Gas Resources ("MGRI") (see Note 11), George P. Giard, Jr. and Robert L. Smith entered into consulting agreements with MGRI which provided for Mr. Giard and Mr. Smith to provide consulting services to MGRI for a minimum period of two years; and, in respect of such consulting services, they each received options to purchase 6,000 shares of Class A Common Stock of MGRI at an exercise price of $60.00 per share. In July 1993 Mr. Giard and Mr. Smith each received proceeds of $281,000 as a result of the sale of such options in connection with the MGRI Equity Sale.

See Note 5 for information as to the purchase of warrants from the Company by certain of the Company's officers.

7.  BENEFIT PLANS

On May 17, 1990 the Company's stockholders amended the 1985 Incentive and Non-Qualified Stock Option and Stock Appreciation Rights Plan. Under such amended plan, options to purchase up to 6,000,000 shares of the Company's Class A Common Stock or Class B Common Stock may be granted to key employees at an exercise price not less than the market price of the stock at the date of grant. Such stock options expire after ten years. The amended plan also allows for the issuance of stock appreciation rights in conjunction with the issuance of options to key employees and provides for granting of non-qualified stock options or incentive stock options. The Compensation Committee of the Board of Directors determines the number of options and exercise prices under which stock options or stock appreciation rights are issued. At December 31, 1995, no stock appreciation rights had been granted. The stock options vest incrementally over four years.

The Company's stockholders approved Non-Employee Director Stock Option Plans which granted options to purchase up to 200,000 shares of the Company's Class A Common Stock and 267,100 shares of the Company's Class B Common Stock to non-employee directors. The stock options vest incrementally over four years. These options were granted at an exercise price of not less than the market price of the stock on the date of grant and expire after ten years.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



At December 31, 1995 and 1994 options to purchase shares of common stock were as follows:

                                              Class A Common Stock                Class B Common Stock
                                         ------------------------------       -----------------------------
                                                   December 31,                       December 31,
                                         ------------------------------       -----------------------------
                                            1995               1994              1995               1994
                                         -----------        -----------       -----------       -----------
Incentive Stock Option Plan (1)
- ---------------------------
   At year end -
      Options outstanding                  1,106,000          1,438,500           733,200           855,800
      Options exercisable                    457,800            241,000           733,200           578,400
      Option price                       $ .75-$4.09        $ .75-$4.09       $2.50-$6.00       $2.50-$6.00

Non-Employee Director Stock Option Plans (1)
- ----------------------------------------
   At year end -
      Options outstanding                    125,000            200,000           160,400           267,100
      Options exercisable                     62,500             50,000           160,400           192,200
      Option price                             $1.81              $1.81       $2.50-$4.75       $2.50-$4.75

(1) No options have been exercised under either the Incentive Stock Option Plan or the Non-Employee Director Stock Option Plans during the years ended December 31, 1995, 1994 and 1993.

The Company has an Employee Stock Ownership Plan ("ESOP") which allows the Company to make contributions as determined each year by the Compensation Committee of the Company's Board of Directors. The ESOP is leveraged with loans provided by the Company. During 1994 the Company repriced all of the unallocated shares of the Company's Common Stock held by the ESOP at $1.75 per share and, thus, reduced the ESOP loans by $4,481,000. During 1995 the Company repriced all the unallocated shares held by the ESOP at $.09 per share which reduced the ESOP loans by $2,272,000. Shares are allocated to participants based on the principal payments made each year in respect of such loans by the ESOP. All full-time employees are eligible to participate in the ESOP. The amounts charged to expense in connection with the annual ESOP contribution are based on the market price of the Company's Common Stock. The total amounts charged to general and administrative expense in connection with the ESOP for the years ended December 31, 1995, 1994 and 1993, were $122,000, $300,000 and
$256,000, respectively.

At December 31, 1995 and 1994 the ESOP held the following shares of the Company's Common Stock:

                                                     1995          1994
                                                  ---------     ---------
 Shares of Common Stock allocated to
    participants' accounts                          860,000       869,000
 Shares of Common Stock committed to be
    released to participants' accounts in
    connection with such years contribution       1,362,000       280,000
 Unallocated shares of Common Stock held
    for future years contributions                        -     1,362,000
                                                  ---------     ---------
                                                  2,222,000     2,511,000
                                                  =========     =========

The fair market value of the unallocated shares of Common Stock held for future contributions totaled $0 and $800,000 at December 31, 1995 and 1994, respectively.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



On January 1, 1994 the Company adopted a 401(k) Plan for all full-time employees. The 401(k) Plan allows for voluntary employee contributions and for discretionary Company contributions as determined each year by the Compensation Committee of the Company's Board of Directors. The total amount charged to general and administrative expense for the years ended December 31, 1995 and 1994 in connection with the 401(k) Plan was $265,000 and $416,000, respectively.

In 1993 the Company adopted a non-qualified supplemental employee retirement plan ("SERP") that, as amended, provides certain executive officers with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. Payments under the SERP commence upon the executive reaching age 65 or, after a change of control of the Company and at the option of the executive, at a discounted amount upon the executive's termination which at December 31, 1995 totaled $620,000. At December 31, 1995 and 1994 the estimated executive benefits and the Company's associated obligations for the SERP (which is unfunded) were as follows:

                                                        December 31,
                                                -------------------------
                                                   1995           1994
                                                ----------     ----------
    Vested Benefits                             $  620,000     $  480,000
    Non-vested Benefits                            175,000        165,000
                                                ----------     ----------
       Total                                    $  795,000     $  645,000
                                                ==========     ==========

    Projected benefit obligations               $1,522,000     $1,259,000
    Less:  Unrecognized prior service cost         615,000        659,000
                                                ----------     ----------
       Accrued liability                        $  907,000     $  600,000
                                                ==========     ==========

SERP expense for the years ended December 31, 1995, 1994 and 1993 was as follows which assumes a 6% discount rate and a 6% rate of compensation increase:

                                      Years Ended December 31,
                            -------------------------------------------
                              1995              1994             1993
                            --------          --------         --------
 Service Cost               $192,000          $317,000         $135,000
 Interest Cost               115,000           101,000           47,000
                            --------          --------         --------
     Total                  $307,000          $418,000         $182,000
                            ========          ========         ========

During 1995 the Company adopted severance agreements (the "Severance Agreements") for certain key employees and a severance plan (the "Severance Plan") for all other employees. The Severance Plan generally provides for a payment equal to one-twelfth of the employee's annual base salary multiplied by the number of years of continuous service with the Company plus two months' salary, and the Severance Agreements generally provide for a payment equal to an employee's annual base salary (including the Company's historical retirement plan contribution to such employee), as adjusted in the case of certain key employees by an additional seven to eight months' salary and for certain other factors. Health and medical payments are also provided under both plans for severed employees for a period of at least six months. During the year ended December 31, 1995, the Company incurred $900,000 of expense associated with the Severance Plan.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



8.   COMMITMENTS AND CONTINGENCIES

The Company has lease commitments for various office facilities and computer equipment. Future minimum annual rental payments required under such leases for the years ending December 31, 1996 through 2000 are $1,051,000, $741,000, $553,000, $134,000 and $0, respectively. Rental expense for the years ended December 31, 1995, 1994 and 1993 totaled $1,014,000, $1,011,000 and $1,025,000, respectively.

In December 1992 the Company completed the sale of the common stock of its wholly-owned subsidiaries, Peake Energy, Inc. and Peake Operating Company, to a purchaser (the "Purchaser"). Subsequent to the sale, the Company retained proved undeveloped gas reserves and undeveloped acres in West Virginia (see
Note 12), and such reserves and acreage will be developed by the Company and the Purchaser in accordance with a joint drilling participation agreement. This agreement gives the Purchaser the option to participate, to the extent of 50% of the Company's interest (or more by mutual consent), in the development of such reserves and acreage. The consideration for the Purchaser's participation in each well drilled pursuant to the joint drilling participation agreement is (i) payment of its share of drilling and completion costs, (ii) payment to the Company of an additional $90 per net acre for its share of the drillsite acreage allocated to each such well and (iii) payment to the Company of an overriding royalty of 3.125% (proportionately reduced) in accordance with its net interest in the revenues attributable to each such well. The Company believes that, subject to the availability of funds, virtually all of its proved undeveloped gas reserves and unproved undeveloped acreage will be fully developed prior to the termination of the joint drilling participation agreement in 2008; however, the agreement provides that 50% of any such reserves and/or acreage that might be retained by the Company as of such termination date would be conveyed to the Purchaser for no additional consideration.

A portion of the gas reserves sold to the Purchaser is subject to a long-term gas contract providing for prices above the current spot market price for West Virginia gas. In connection with the sale, the Company guaranteed certain minimum levels of performance, on an annual basis, by the gas purchaser under this contract such that should performance under this contract be less than the levels guaranteed by the Company, the Purchaser can draw on a letter of credit entered into by the Company. During the years ending April 1, 1997 through 1999, respectively, the following amounts can be drawn by the Purchaser on such
letter of credit:   $1,735,000, $1,692,000 and $1,656,000.  The expense
associated with such guarantee for the years ended December 31, 1995, 1994 and 1993 totaled $323,000, $166,000 and $0, respectively.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires disclosure in respect of the fair value of various financial instruments owned or issued by the Company. The estimated fair values of such financial instruments are as follows:

                                                   December 31, 1995                 December 31, 1994
                                              -------------------------          ------------------------
                                              Carrying            Fair           Carrying           Fair
                                               Amount            Value  (1)       Amount            Value  (1)
                                              --------           ------          --------          ------
                                                                     (in thousands)
    Cash and cash equivalents (2)             $  7,060          $  7,060          $ 6,423          $ 6,423
    Long-term bank debt (3)                     21,413            21,413           21,000           21,000
    Senior Secured Notes (4)                    75,000            75,750           75,000           56,250
    Senior Gas Indexed Notes (4)                99,770            66,347           99,770           44,897
    Senior Subordinated Gas Indexed Notes (4)      230               153              230              104
    9% Convertible Subordinated Debentures (4)  50,000             9,375           50,000           16,500
    Letters of Credit (5)                            -               330                -              524

    The following methods and assumptions were used to estimate the fair value for each class of financial instruments:

    (1) The fair value is an estimate and does not necessarily represent the amount that would be paid in an actual sale.
    (2) The carrying amount approximates fair value because of the short maturity of those instruments.
    (3) The carrying amount approximates fair value because such debt is secured by a portion of the Company's oil and gas assets and the interest thereon was at the prime rate plus 1%.
    (4)  The fair value was estimated based on quoted market prices.
    (5) The fair value was estimated based on the fees to be incurred in connection with the letters of credit since, under present circumstances, no amounts will be required to be drawn against such letters of credit.

10.  MAJOR PURCHASERS

The Company had sales to two purchasers which accounted for in excess of 10% of the Company's oil and gas revenues during 1995, 1994 and 1993. Sales to one of such purchasers totaled $8,841,000 (28%), $13,688,000 (34%) and $11,541,000
(24%) for 1995, 1994 and 1993, respectively, and sales to the other purchaser totaled $4,776,000 (15%), $5,728,000 (14%) and $9,078,000 (19%) for 1995, 1994
and 1993, respectively. A discontinuance of oil and gas sales to these two purchasers would not have a material impact on the Company's operations because the Company believes that a number of other companies are available to purchase its oil and gas production.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



11.  DISCONTINUED OPERATIONS

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

12.  OIL AND GAS COST AND RESERVE INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

The Company's oil and gas operations are conducted entirely in the United States. Aggregate capitalized costs relating to such operations and related accumulated depletion, depreciation and amortization are as follows:

                                                   December 31,
                                          -----------------------------
                                            1995                1994
                                          ---------           ---------
                                                 (in thousands)
  Oil and gas properties:
    Proved                                $ 487,770           $ 484,903
    Unproved:
      Subject to amortization                 3,025               3,151
      Not subject to amortization (1)        24,432              23,816
    Accumulated depletion,
      depreciation and amortization        (299,314)           (284,909)
                                          ---------           ---------
          Net oil and gas properties      $ 215,913           $ 226,961
                                          =========           =========

  (1) The total as of December 31, 1995 is comprised of costs incurred during 1995, 1994, 1993 and prior to 1993 of $6.6 million, $6.1 million, $1.7 million, and $10.0 million, respectively.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Costs Incurred in Oil and Gas Producing Activities

Costs incurred in oil and gas operations and related depletion, depreciation and amortization per equivalent barrel are as follows:

                                                      Years Ended December 31,
                                           -----------------------------------------------
                                            1995                1994                1993
                                           -------             -------             -------
                                              (in thousands, except per barrel amounts)
 Property acquisition costs:
   Proved                                  $   187             $ 1,831             $ 1,003
   Unproved                                  3,945               4,768               1,571
                                           -------             -------             -------
                                           $ 4,132             $ 6,599             $ 2,574
                                           =======             =======             =======
 Exploration costs                         $ 4,629             $ 3,500             $ 2,965
                                           =======             =======             =======
 Development costs                         $ 9,244             $24,420             $15,478
                                           =======             =======             =======
 Depletion, depreciation and amortization  $14,405             $17,655             $18,357
                                           =======             =======             =======
 Depletion, depreciation and amortization
   per equivalent barrel                   $  4.32             $  4.41             $  4.60
                                           =======             =======             =======

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

The reserve information presented below is based upon reports prepared by the Company and reviewed by its independent petroleum engineering firm. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Net quantities of proved reserves and proved developed reserves of oil (including condensate and natural gas liquids) and gas for the Company as of the beginning and the end of the years ended December 31, 1995, 1994 and 1993, as well as the changes in proved reserves during such periods, are set forth in the tables below.

                                                             Years Ended December 31,
                                                       ----------------------------------
                                                         1995         1994         1993
                                                       -------       -------      -------
 Oil reserves (thousands of barrels):
 -----------------------------------

    Proved oil reserves, beginning of period            13,273        13,036       13,863
    Revisions of previous estimates                       (628)        1,076          304
    Extensions, discoveries and other additions            293         2,816          397
    Purchases of reserves in place                          29           255          113
    Sales of reserves in place                            (294)       (2,773)        (205)
    Production                                            (866)       (1,137)      (1,436)
                                                       -------       -------      -------
    Proved oil reserves, end of period                  11,807        13,273       13,036
                                                       =======       =======      =======
    Proved developed oil reserves, end of period         9,506         9,494        9,942
                                                       =======       =======      =======
 Gas reserves (MMCF):
 ------------------

    Proved gas reserves, beginning of period           323,978       302,954      268,871
    Revisions of previous estimates                    (35,606)       (4,618)      15,450
    Extensions, discoveries and other additions         33,298        64,666       31,113
    Purchases of reserves in place                         681         6,242        5,618
    Sales of reserves in place                         (19,561)      (28,047)      (2,758)
    Production                                         (14,790)      (17,219)     (15,340)
                                                       -------       -------      -------
    Proved gas reserves, end of period (1)             288,000       323,978      302,954
                                                       =======       =======      =======
    Proved developed gas reserves, end of period       146,943       176,207      164,530
                                                       =======       =======      =======

 (1) Includes proved undeveloped gas reserves at December 31, 1995, 1994 and 1993 of 16.3 BCF, 26.1 BCF and 27.5 BCF, respectively, which are subject to a joint drilling participation agreement as discussed in Note 8.

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

                                                       Years Ended December 31,
                                                ------------------------------------
                                                 1995(1)        1994          1993
                                                --------      --------      --------
                                                           (in thousands)
    Future oil and gas sales                    $688,448      $741,640      $848,193
    Future production costs                      227,361       226,459       241,204
    Future development costs                      68,387        79,959        68,172
                                                --------      --------      --------
    Future net cash flows before income tax      392,700       435,222       538,817
    Future income taxes                            7,905        20,491        60,365
                                                --------      --------      --------
    Future net cash flows after income taxes     384,795       414,731       478,452
    Discount at 10% per annum                    180,121       189,233       216,813
                                                --------      --------      --------
    Standardized measure of discounted
      future net cash flows, after tax          $204,674      $225,498      $261,639
                                                ========      ========      ========
    Discounted future net cash flows
      before income taxes (2)                   $208,879      $236,639      $294,650
                                                ========      ========      ========


    (1) The ability of the Company to maintain and/or increase current levels of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves being produced in 1996 depends on the availability of funds for capital expenditures. Due to the Company's current financial condition, the Company has limited funds available for development and other drilling operations. Therefore, the Company's production and volumes of proved oil and gas reserves could decline significantly during 1996 and would result in a reduction in discounted future net cash flows (See Note 1).
    (2) Includes proved undeveloped reserves at December 31, 1995, 1994 and 1993 with a present value of future net revenues discounted at 10% of $2,354,000, $2,294,000 and $3,260,000, respectively, which are subject to a joint drilling participation agreement as discussed in
          Note 8.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



Standardized Measure of Discounted Future Net Cash Flows, After Tax (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows, after tax.

                                                      Years Ended December 31,
                                                ----------------------------------
                                                  1995         1994         1993
                                                --------     --------     --------
                                                          (in thousands)
  Beginning of period                           $225,498     $261,639     $252,224
  Sales of oil and gas produced,
     net of production costs                     (18,181)     (25,787)     (31,114)
  Sales of reserves in place                     (19,212)     (41,253)      (2,737)
  Purchases of reserves in place                     531        4,476        5,783
  Net changes in price and
     production costs                              1,789      (65,284)     (18,931)
  Extensions, discoveries and improved
     recovery, less related costs                 13,959       49,656       25,356
  Previously estimated development
     costs incurred during the year                4,978       10,234        7,216
  Revisions of previous quantity estimates       (26,912)       1,276       15,036
  Accretion of discount                           23,664       29,465       28,491
  Net change in income taxes                       6,937       21,870         (324)
  Changes in production rates and other           (8,377)     (20,794)     (19,361)
                                                --------     --------     --------
  End of period                                 $204,674     $225,498     $261,639
                                                ========     ========     ========

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)



13.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        First         Second          Third           Fourth
                                                       Quarter        Quarter        Quarter          Quarter      Total
                                                       -------        -------        -------          -------      ------
                                                                     (in thousands, except per share amounts)
Year ended December 31, 1995:
   Oil and gas revenues                                $  8,844      $  8,093       $  6,771         $  7,590     $ 31,298
   Gross profit                                           1,141           973            335            1,327        3,776
   Loss from continuing operations                       (7,617)       (8,076)        (8,476)          (5,419)     (29,588)
   Net loss                                              (7,617)       (8,076)        (8,476)          (5,419)     (29,588)
   Loss from continuing operations per share
      of Class A Common Stock                              (.28)         (.30)          (.31)            (.20)       (1.08)
   Loss from continuing operations per share
      of Class B Common Stock                              (.28)         (.30)          (.31)            (.20)       (1.08)
   Loss per share of Class A Common Stock                  (.28)         (.30)          (.31)            (.20)       (1.08)
   Loss per share of Class B Common Stock                  (.28)         (.30)          (.31)            (.20)       (1.08)

Year ended December 31, 1994:
   Oil and gas revenues                                $ 10,542      $ 10,145       $  9,742         $ 10,214     $ 40,643
   Gross profit                                           2,496         1,854          1,811            1,971        8,132
   Loss from continuing operations                       (5,727)       (6,205)        (6,803)          (5,827)     (24,562)
   Net loss                                              (5,727)       (6,205)        (6,803)          (5,827)     (24,562)
   Loss from continuing operations per share
      of Class A Common Stock                              (.21)         (.23)          (.25)            (.21)        (.91)
   Loss from continuing operations per share
      of Class B Common Stock                              (.21)         (.23)          (.25)            (.21)        (.91)
   Loss per share of Class A Common Stock                  (.21)         (.23)          (.25)            (.21)        (.91)
   Loss per share of Class B Common Stock                  (.21)         (.23)          (.25)            (.21)        (.91)

Year ended December 31, 1993:
   Oil and gas revenues                                $ 12,329      $ 12,352       $ 10,963         $ 11,832     $ 47,476
   Gross profit                                           3,465         3,816          2,233            3,243       12,757
   Loss from continuing operations                       (3,775)       (3,564)        (7,055)          (4,389)     (18,783)
   Net earnings (loss)                                   (3,775)       (3,564)         4,495   (1)     (4,389)      (7,233)
   Loss from continuing operations per share
      of Class A Common Stock                              (.14)         (.13)          (.26)            (.16)        (.70)
   Loss from continuing operations per share
      of Class B Common Stock                              (.14)         (.13)          (.26)            (.16)        (.70)
   Earnings (loss) per share of Class A Common Stock       (.14)         (.13)           .17             (.16)        (.27)
   Earnings (loss) per share of Class B Common Stock       (.14)         (.13)           .17             (.16)        (.27)

(1) Includes a $11.6 million gain on the sale of the Company's remaining equity interest in its discontinued gas gathering, processing and marketing operations (see Note 11).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 29, 1996.

ITEM 11.      EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 29, 1996.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 29, 1996.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 29, 1996.

                                    PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  LIST OF DOCUMENTS FILED

     (1)    Financial Statements:
                   Independent Auditors' Report
                   Consolidated Balance Sheets as of December 31, 1995 and 1994 Consolidated Statements of Operations for the Years Ended
                     December 31, 1995, 1994 and 1993
                   Consolidated Statements of Stockholders' Equity (Deficit)
                     for the Years Ended December 31, 1995, 1994 and 1993
                   Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1995, 1994 and 1993
                   Notes to Consolidated Financial Statements

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

            4.3 Amendment No. 2, dated as of September 30, 1994 relating to the Credit Agreement. (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

            4.4 Amendment No. 3, dated as of December 6, 1994 relating to the Credit Agreement. (Incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

            4.5 Amendment No. 4, dated as of March 21, 1995 relating to the Credit Agreement. (Incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

            4.6 Guaranty dated as of December 1, 1989, from the Company to each of the financial institutions party to the Credit Agreement. (Incorporated herein by reference to Exhibit
                   10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

            4.7 Indenture dated as of February 16, 1989 among the Company, the subsidiaries of the Company listed on the signature pages thereto and United States Trust Company of New York, a New York banking corporation (the "Trustee"), relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999 (the "GIN Indenture"). (Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-2, Registration No. 33-32202.)

            4.8 Indenture dated as of February 14, 1990 among the Company and Bank of Montreal Trust Company, relating to the Company's 9% Convertible Subordinated Debentures Due 2015. (Incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

            4.9 First Supplemental Indenture to the GIN Indenture dated as of August 5, 1993 among the Company, the subsidiaries of the Company listed on the signature pages thereto, as Guarantors (the "Guarantors") and the Trustee, relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999. (Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

            4.10 Indenture dated as of August 6, 1993 among the Company, the Guarantors and the Trustee, relating to the Company's Senior Gas Indexed Notes Due 2002. (Incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

            4.11 Indenture dated as of August 6, 1993 among the Company, the Guarantors and the Trustee, relating to the Company's 11.5% Senior Secured Notes Due 2000. (Incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

            4.12 Pledged Assets Agency Agreement dated as of August 6, 1993 between the Trustee, as Pledged Asset Agent, and Exploration relating to the Company's 11.5% Senior Secured Notes Due 2000. (Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

            4.13 Exchange Agreement dated as of July 19, 1993 by and among the Company and The Prudential Insurance Company relating to the Company's Senior Subordinated Gas Indexed Notes Due 1999 (and such other beneficial holders as set forth on Schedule A attached thereto). (Incorporated herein by reference to
                   Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

            4.14 Subscription Agreement dated as of July 27, 1993 between the Company and The Prudential Insurance Company relating to the Company's 11.5% Senior Secured Notes Due 2000 (and such other subscribers thereunder as set forth on Schedule A attached thereto). (Incorporated herein by reference to
                   Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

            4.15 Second Amended and Restated Agreement dated as of December 22, 1992, among the Company, Exploration and Chase, as agent for certain banks, and Chase as collateral agent for such banks. (Incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

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

            10.8 Third Amendment to Employee Stock Ownership Plan of Presidio Oil Company. (Incorporated herein by reference to Exhibit
                   10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

            10.9 The Company's Severance Benefit Plan effective as of July 1, 1995. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995.)

            10.10 Key Employee Severance Agreement, dated as of July 25, 1995, together with a schedule identifying specific agreements between the Company and Key Employees and setting forth the material details in which those agreements differ from the Key Employee Severance Agreement filed. (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995.)

            10.11 Amendment to Key Employee Severance Agreements, dated August 16, 1995 and effective as of July 25, 1995. (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995.)

            10.12 Amendments to Supplemental Executive Retirement Agreement, dated October 26, 1995. (Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995.)

            Director Compensation Plans

            10.13 The Company's Stock Option Plan for Non-Employee Directors (the "1988 Plan") as approved by the Board of Directors on October 22, 1987 and approved by the Stockholders on December 9, 1987. (Incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the six months ended December 31, 1987.)

            10.14 First Amendment to the Company's 1988 Plan executed May 25, 1989, to be effective January 1, 1989. (Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

            10.15 The Company's 1989 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on March 30, 1989 and approved by the Stockholders on May 25, 1989. (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-2, Registration No. 33-32202.)

            10.16 The Company's 1990 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on March 15, 1990 and by the Stockholders on May 17, 1990. (Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

            10.17 The Company's 1991 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on December 27, 1991 and by the Stockholders on May 14, 1992. (Incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

            10.18 The Company's 1992 Stock Option Plan for Non-Employee Directors as approved by the Board of Directors on April 16, 1993 and by the Stockholders on June 16, 1993.
                   (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1993.)

            Management Warrants and Agreements

            10.19 Amended and Restated Warrant Agreement dated as of April 16, 1993 between the Company and Oil and Gas Finance Limited (a company wholly owned by George P. Giard, Jr.).
                   (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

            10.20 Amended and Restated Warrant Agreement dated as of April 16, 1993 between the Company and Robert L. Smith.
                   (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

            10.21 Indemnification Agreement, dated as of June 20, 1995, together with a schedule identifying specific agreements between the Company and each of the Company's directors and Named Officers. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1995.)

            Other Warrants

            10.22 Warrant Agreement dated as of January 15, 1993 between the Company and Christopher S. Hardesty. (Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

            10.23 Warrant Agreement dated as of September 18, 1987 between the Company and Grant E. Thayer. (Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the six months ended December 31, 1987.)

            10.24 Warrant Agreement dated as of September 13, 1989 between the Company and InterLiberty Investments, Inc. (Incorporated herein by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

            Option Agreements

            10.25 Option Agreement dated as of November 3, 1987 between the Company and Philip S. Sirianni ("Sirianni"). (Incorporated herein by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

            10.26 Option Agreement dated as of December 16, 1988 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

            10.27 Option Agreement dated as of September 13, 1989 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-3, Registration No. 33-34350.)

            10.28 Amendment to Stock Option Agreement dated November 1, 1993 between the Company and Sirianni. (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

            10.29 Option Agreement dated November 1, 1993 between the Company and Sirianni. (Incorporated herein by reference to Exhibit
                   10.5 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1993.)

     *      21     Subsidiaries of the Registrant.

     *      23.1   Consent of Deloitte & Touche LLP.

     *      23.2   Consent of Huddleston & Co., Inc.

     *      27     Financial Data Schedule

     ----------------

            *      Filed herewith.

(b)  REPORTS ON FORM 8-K

On November 20, 1995, a Form 8-K, dated November 15, 1995, was filed, which reported under Item 5. "Other Events" that the Company had initiated discussions with Tom Brown Inc. for a potential sale of substantially all of the Company's assets and that due to the uncertainty concerning the amount of proceeds, if any, that would be available for distribution to holders of the Company's common stock, the American Stock Exchange has halted trading of the Company's Class A and B common stock indefinitely, on such Exchange.

On December 28, 1995, a Form 8-K, dated December 22, 1995, was filed, which reported under Item 5. "Other Events", the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.250% for the period February 15, 1996 to May 14, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO OIL COMPANY



By:   /s/ Robert L. Smith                                 Date:   April 11, 1996
     -------------------------------                             ---------------
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

SIGNATURE                       TITLE                                 DATE
- ---------                       -----                                 ----
/s/ George P. Giard, Jr.        Chairman of the Board, Chief          April 11, 1996
- ---------------------------     Executive Officer and Director
George P. Giard, Jr.            (Principal Executive Officer)

/s/ William D. Benjes, Jr.      Director                              April 11, 1996
- ---------------------------
William D. Benjes, Jr.

/s/ Peter H. Havens             Director                              April 11, 1996
- ---------------------------
Peter H. Havens

/s/ John W. Hyland, Jr.         Director                              April 11, 1996
- ---------------------------
John W. Hyland, Jr.

/s/ Raymond J. Kosi             Director                              April 11, 1996
- ---------------------------
Raymond J. Kosi

/s/ Robert L. Smith             President, Chief Operating Officer    April 11, 1996
- ---------------------------     and Director
Robert L. Smith

/s/ Charles E. Brammeier        Controller                            April 11, 1996
- ---------------------------     (Principal Accounting Officer)
Charles E. Brammeier

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION
- -------  -----------

21       Subsidiaries of the Registrant.

23.1     Consent of Deloitte & Touche LLP.

23.2     Consent of Huddleston & Co., Inc.

27       Financial Data Schedule (Submitted to the SEC for its information).