Form 10-K/A
period 1995-12-31
PRESIDIO OIL CO
filed 1996-04-19
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from       to
                                               -------  -------

                         COMMISSION FILE NUMBER  1-8241


                              PRESIDIO OIL COMPANY
             (Exact name of registrant as specified in its charter)



                DELAWARE                                  95-3049484
        (State of Incorporation)             (I.R.S.Employer Identification No.)


      5613 DTC PARKWAY, SUITE 750
         ENGLEWOOD, COLORADO                             80111-3065
(Address of principal executive offices)                 (Zip Code)


                               (303) 773-0100
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Title of Each Class
                          -------------------

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



                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

THE BOARD OF DIRECTORS

         Pursuant to the Bylaws of the Company, the Board of Directors shall consist of the number of directors designated by resolution of the Board of Directors. Currently, the number of directors is fixed at six (6). The directors are classified and divided into three (3) classes and the terms of such classes are staggered so that only one (1) class is elected each year for a three-year term, or until a successor to each such director is duly elected and qualified. The Board of Directors is currently comprised of the following:

                                                       DIRECTOR      TERM TO
                     NAME                    AGE        SINCE        EXPIRE
            ----------------------         -------     --------     --------
            William D. Benjes, Jr.            57         1987         1995 (1)

            John W. Hyland, Jr.               58         1993         1996
            Raymond J. Kosi                   60         1984         1996

            George P. Giard, Jr.              57         1986         1997
            Peter H. Havens                   41         1983         1997
            Robert L. Smith                   53         1992         1997



         (1) Due to the fact that the Company did not call a meeting of its stockholders in 1995, Mr. Benjes continues to serve until such time he is re-elected or his successor is elected.

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

         Peter H. Havens has been Executive Vice President of The Bryn Mawr Trust Company since 1995 and previously served as manager from 1982 to 1995 of Kewanee Enterprises, an investment firm. Mr. Havens is a director of Bryn Mawr Bank Corporation, Inc., Independence Seaport Museum, Nobel Education Dynamics, Inc. and Ursinus College.

         Robert L. Smith has been a director of the Company since 1992 when he was elected President and Chief Operating Officer of the Company. Mr. Smith was previously Executive Vice President of the Company since 1987, and prior to joining the Company he served in various capacities, including President and Chief Operating Officer, with Cenergy Corporation, an oil and gas exploration and production company.

OTHER EXECUTIVE OFFICERS

         The following is a list of certain executive officers of the Company, other than Mr. Giard and Mr. Smith, each of whose term of office runs until a successor is duly appointed:

         Bradley M. Colby, age 39, joined the Company in 1988 as Land Manager for the Rocky Mountain Division. He was promoted to Assistant Manager, Mid-Continent Division in 1991, Exploration Manager in 1993 and Vice President
- - Exploration and Production in 1995. Mr. Colby has 15 years of industry experience with the Company as well as with Tenneco Oil Company and Petro Lewis Corporation.

         Stephen A. Lieberman, age 44, joined the Company as Manager, Special Projects in 1989 after serving in a consultant capacity to the Company for reservoir engineering projects and property management for six years and was elected Vice President - Reservoir Engineering / Special Projects in 1995. Mr. Lieberman has 21 years of industry experience with various companies including Western Energy Development Company, Clarion Resources Company, Ventura Consulting Company, Kenai Oil and Gas Corporation, Grace Petroleum Company, and Getty Oil Company.

         Bruce R. DeBoer, age 43, joined the Company as General Counsel and Corporate Secretary in 1988 and was elected Vice President - Legal in 1995. He was previously Corporate Attorney and Assistant Secretary for Canterra Petroleum, Inc. and General Counsel and Secretary of Energetics, Inc. Prior thereto, Mr. DeBoer was engaged in the private practice of law in Denver, Colorado.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 1995 to December 31, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth compensation paid by the Company to its Chief Executive Officer and four other most highly compensated executive officers for fiscal years 1995, 1994 and 1993.



                          SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                              ANNUAL COMPENSATION (1)                       COMPENSATION
                                         ------------------------------------        ---------------------------
                                                     EXECUTIVE      OTHER
                                                      BONUS         ANNUAL           OPTIONS         ALL OTHER
      NAME AND                           SALARY ($)    PLAN      COMPENSATION        AWARDED        COMPENSATION
  PRINCIPAL POSITION          YEAR         (2)          ($)         ($) (3)          (#) (4)           ($) (5)
  ------------------          ----       ----------  ---------   ------------        -------        ------------
 George P. Giard, Jr.         1995        360,000          -0-         37,695              0         198,555(6)
   Chairman and CEO           1994        394,615          -0-         11,250        114,000         283,354(6)
                              1993        340,385      100,000            -0-        235,000         197,309(6)

 Robert L. Smith              1995        261,230          -0-         27,695              0         114,474(7)
   President and COO          1994        244,569          -0-         11,250         57,000         157,646(7)
                              1993        220,000       50,000            -0-        125,000          44,339(7)

 Bradley M. Colby             1995        130,667          -0-         18,793              0           3,369
   Vice President             1994        116,000       17,500         10,012         24,000          10,012
                              1993        103,125       41,000            -0-         45,000          21,619

 Stephen A. Lieberman         1995        127,000          -0-         17,554            -0-           3,259
   Vice President             1994        119,000       17,500         10,238         24,000          10,238
                              1993        104,167       41,500            -0-         48,000          21,850

 Bruce R. DeBoer              1995        131,394          -0-         18,195            -0-           3,555
   General Counsel and        1994        119,091       20,125          8,625         17,000           8,625
   Secretary                  1993        102,083       31,500            -0-         40,000          21,058

- ------------------

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

  (2) For 1995, the salaries of Messrs. Smith and DeBoer were comprised, in part, of cash payments for accrued but unused vacation time in the amounts of $21,230 and $8,894, respectively. For 1994, the salaries of Messrs. Giard, Smith, and DeBoer were comprised, in part, of cash payments for accrued but unused vacation time in the amount of $34,615, $8,307 and $4,091, respectively. For 1993, the salary of Mr. Giard was comprised, in part, of cash payments for accrued but unused vacation time in the amount of $21,635. See "Compensation Committee Report on Executive Compensation".

  (3) Includes Company contributions to the Company's 401(k) Plan (which was established January 1, 1994) (the "401(k) Plan") for each named executive officer's account in an amount equal (i) in 1995, to 5.13% and (ii) in 1994, to 7.5% of cash compensation paid in each calendar year (subject to certain limitations in each year), plus certain other benefit contributions. Participation of an employee in the 401(k) Plan commences upon employment.

  (4) The options listed are shares of Class A Common Stock. See "Stock Option Grants" and "Compensation Committee Report on Executive Compensation".

  (5) Includes Company contributions to the Company's Employee Stock Ownership Plan (the "ESOP") for each named executive officer's account in an amount equal to (i) in 1995, 2.37%, (ii) in 1994, 7.5% and (iii) in 1993, 15% of cash compensation paid in each calendar year, subject to certain limitations in each year. Participation of an employee in the ESOP was subject to a one-year waiting period until August 1, 1994, at which time the ESOP was amended to allow participation upon employment.

  (6) Includes estimated accruals of $195,745, $272,104 and $167,309 in the Company's financial statements in 1995, 1994 and 1993, respectively, for the benefit of Mr. Giard in respect of his supplemental executive retirement plan ("SERP"). See "Long-Term Incentive Plans and Pension Plans".

  (7) Includes estimated accruals of $110,919, $146,396 and $14,339 in the Company's financial statements in 1995, 1994 and 1993, respectively, for the benefit of Mr. Smith in respect of his SERP. See "Long-Term Incentive Plans and Pension Plans".

STOCK OPTION GRANTS

         There were no stock options granted during 1995 to any of the named executive officers.

OPTION EXERCISES AND HOLDINGS

                      AGGREGATED OPTION EXERCISES IN 1995
                        AND 1995 YEAR-END OPTION VALUES

                                                             NUMBER OF                 VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                                          AT 12/31/95 (1)                  AT 12/31/95
                              SHARES                 ---------------------------    ---------------------------
                            ACQUIRED ON   VALUE
      NAME                    EXERCISE   REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
      ----                  -----------  --------    -----------   -------------    -----------   -------------
George P. Giard, Jr.            -0-         N/A         157,000         203,000         -0-           -0-
                                                        413,539             -0-         -0-           -0-
Robert L. Smith                 -0-         N/A          76,750         105,250         -0-           -0-
                                                        157,622             -0-         -0-           -0-
Bradley M. Colby                -0-         N/A          28,500          40,500         -0-           -0-
                                                         18,588             -0-         -0-           -0-
Stephen A. Lieberman            -0-         N/A          30,000          42,000         -0-           -0-
                                                         26,023             -0-         -0-           -0-
Bruce R. DeBoer                 -0-         N/A          24,250          32,750         -0-           -0-
                                                         33,458             -0-         -0-           -0-

- -----------------

  (1) All amounts listed in the first line for each individual are shares of Class A Common Stock and all amounts listed in the second line for each individual are shares of Class B Common Stock.

LONG-TERM INCENTIVE PLANS AND PENSION PLANS

         The Company has no long-term incentive plan or defined benefit or actuarial plan. However, Messrs. Giard and Smith have each entered into a Supplemental Executive Retirement Agreement (the "SERP Agreement") with the Company which provides each officer with cash benefits upon retirement in the form of a ten year annuity with annual payments equal to a maximum of sixty percent (60%) of each officer's average annual salary and bonus for the three (3) years preceding retirement. The amount of annual benefit upon retirement is equal to
(i) the officer's final average earnings multiplied by a percentage factor based upon years of service to the Company weighted separately for each officer so that termination of employment at age sixty-five (65) provides a maximum factor of sixty percent (60%) reduced by (ii) the value upon retirement, of such officer's ESOP account and any other amounts payable to such officer under any other qualified retirement plans adopted by the Company subsequent to the SERP Agreement. Accordingly, the annual benefits payable upon retirement at normal retirement age for Messrs. Giard and Smith are difficult to estimate due to the offsetting value upon retirement of each officer's ESOP account which is comprised solely of equity securities of the Company. Each of the SERP Agreements provides each officer with an option, upon his termination as a result of a change of control or a sale of a majority of the Company's assets, to receive benefits annuitized over a ten year period commencing at normal retirement age or to receive a lump sum payment equal to the present value of such annuity. As of April 25, 1996, Mr. Giard is credited with 10 years of service and Mr. Smith is credited with 8 years of service.

REPORT ON REPRICING OF OPTIONS

         The Company has not adjusted or amended the exercise price of stock options previously awarded to any of the named executive officers other than as reported in previous proxy statements.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         No executive officer of the Company has an employment contract. However, there are certain contracts in respect of the termination of the named executive officers' employment with the Company as the result of a change-of-control or a sale of a majority of the Company's assets or any change in executive responsibilities, compensation or location of employment following a change-of-control. These contracts provide for lump sum severance payments to each of the named executive officers upon such termination in a cash amount equal to a multiple ("Multiple") of his monthly compensation. Messrs. Giard and Smith have Multiples of 20 and 19, respectively, which can increase to 30 for each, depending upon the consideration received by the Company in respect of a sale thereof and Messrs. Colby, Lieberman and DeBoer each have multiples of 12. Each such officer also receives a payment equal to Company contributions to the 401(k) Plan and the ESOP for one full plan year, plus continuation of insurance coverage for such officer during a period of months equal to each officer's Multiple. See "Long Term Incentive Plans and Pension Plans".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are William D. Benjes, Jr. and John W. Hyland, Jr. No member of the Compensation Committee of the Board of Directors during the last fiscal year is or formerly was an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company and no member of the Compensation Committee has or had any relationships requiring disclosure under regulations applicable to this report.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee reviews compensation matters for the Company's executive officers. The executive compensation program is comprised of salary, annual cash and 401(k) incentives as well as long-term incentives principally in the form of employee stock options and stock contributed to the ESOP. Each year the Compensation Committee determines salary adjustments, if any, and the level of benefit grants under the Company's Executive Bonus Program (the "EBP") and its Incentive Stock Option Plan (the "ISOP") as well as the contribution levels in respect of its 401(k) Plan and ESOP. In respect of such matters, the Compensation Committee also considers independent compensation studies relating to compensation practices in the independent oil and gas industry, including William M. Mercer, Incorporated, KPMG Peat
Marwick and Strategic Compensation Associates, Inc. Such studies are comprised of independent oil and gas companies choosing to participate therein which differ from the companies comprising the Standard & Poor's Oil (Domestic Integrated) Index used in the performance graph included herein. The Compensation Committee believes that the compensation paid by such independent companies, with a predominantly exploration and production (non-integrated) line of business, is a better basis for compensation comparison than the integrated companies included in the performance graph.

         The Compensation Committee's executive compensation practices are designed to provide competitive levels of base salary, annual bonus awards under the EBP and stock option grants under the ISOP for the Company's executive officers, that, in order of relative importance, (i) reflect the Company's achievements in respect of specific performance targets, (ii) recognize individual initiative and achievement as well as levels of compensation in the independent oil and gas industry, and (iii) assist the Company in attracting and retaining qualified executives. The Compensation Committee utilizes compensation studies to assure that the various components of the Company's total compensation approximate survey averages within the independent oil and gas industry, subject to further adjustment upon the subjective determination of the Compensation Committee in respect of the three foregoing factors.

         In addition to the three factors set forth above and the compensation surveys which are generally utilized by the Compensation Committee in respect of setting levels of total compensation for the executive officers as a group, the Compensation Committee also considers various levels of responsibility, prior experience, breadth of knowledge and internal equity issues in setting base salary levels. Such salary levels for 1995 for the executive officers as a group approximated compensation survey averages. Mr. Giard's 1995 base salary of $360,000 initially was determined in December 1993 and represented no increase vis-a-vis his 1994 salary level.

         As a result of the Company's financial and operating performance in 1995 and the negotiations presently underway in respect of a sale of the Company, the Compensation Committee made a determination that the executive officers as a group should receive no stock option grants under the ISOP and no cash bonus awards under the EBP in 1995.


         In respect of the 401(k) Plan and the ESOP, which relate to all Company employees, the Compensation Committee authorized contributions for 1995 in the amounts of 5.13% (totalling $265,107 in cash) and 2.37% (totalling $122,608 in the Company's common stock), respectively, (subject to certain limitations) of each employee's eligible cash compensation. The annual amount of these contributions is determined by the Compensation Committee based upon general levels of compensation in the independent oil and gas industry and without specific reference to the above-mentioned executive compensation practices which relate to the executive officers as a group.

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

                                        William D. Benjes, Jr.
                                        John W. Hyland, Jr.

PERFORMANCE GRAPH

         The following performance graph compares, for the 1990-1995 period, the percentage changes in the Company's cumulative total shareholder return on its Class A Common Stock to that of the American Stock Exchange Market Value Index and the S&P Oil-Domestic Integrated Index. All cumulative returns assume reinvestment of dividends.





                                   [GRAPH]





                                                   1990      1991      1992      1993       1994     1995
                                                   ----      ----      ----      ----       ----     ----
         Presidio Oil Company                     100.00     66.57     17.68     41.68      11.37     1.89(1)
         AMEX Market Value                        100.00    128.22    129.57    154.86     140.75   177.93
         S&P Oil - Domestic Integrated            100.00     85.24     86.74     87.74      88.88    97.37

- --------------------

         (1) Trading in the Company's common stock was suspended by the American Stock Exchange on November 17, 1995 and delisted on March 7, 1996.

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

STOCK OPTION PLANS FOR NON-EMPLOYEE DIRECTORS

         Under the Stock Option Plan for Non-Employee Directors, the 1989 Stock Option Plan for Non-Employee Directors, the 1991 Stock Option Plan for Non-Employee Directors, the 1992 Stock Option Plan for Non-Employee Directors and the 1993 Stock Option Plan for Non-Employee Directors (collectively, the "DSOPs"), each of the then current non-employee directors of the Company was granted options to purchase shares of Class A Common Stock and Class B Common Stock and each then current non-employee director who was a member of the Executive Committee of the Board of Directors was granted an option to purchase additional shares of Class A Common Stock and Class B Common Stock. The aggregate number of shares of Class A Common Stock subject to such options is 120,000 and of Class B Common Stock outstanding in respect of such options is 133,760. The exercise price for such options was the market price for the applicable Class A Common Stock and Class B Common Stock on the dates when each of the DSOPs was approved by the Compensation Committee, as ratified by the Company's stockholders. No options granted under the DSOPs have been exercised.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Class A Common Stock. The following table shows, as of April 25, 1996, the beneficial ownership (shares owned or that may be acquired within sixty (60) days) of Class A Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class A Common Stock, (b) each current director and executive officer and (c) all of the Company's current executive officers and directors as a group. Each share of Class B Common Stock is convertible at any time at the option of the holder into one (1) share of Class A Common Stock. The right to acquire Class A Common Stock in this manner is reflected in the following table which assumes conversion of all beneficially owned shares of Class B Common Stock set forth in the Class B Common Stock table which follows the Class A Common Stock table below.



                                                                    NUMBER OF
                                                                    COMBINED
                                                               SHARES BENEFICIALLY          PERCENT
                 NAME OF BENEFICIAL OWNER                             OWNED               OF CLASS +
            ----------------------------------                 -------------------        ----------
          (a)  Five percent (5%) holders:

               FMR Corp.                                           2,956,250(1)               10.4%
               82 Devonshire Street
               Boston, Massachusetts 02109

               Friends' Provident Life Office                      2,364,962(2)                8.3%
               15 Old Bailey
               London EC4M 7AP United Kingdom

               American Premier Group, Inc.                        2,510,660(3)                8.1%
               One East Fourth Street
               Cincinnati, Ohio 45202

               Electra Investment Trust P.L.C.                     1,449,733                   5.1%
               65 Kingsway
               London WC2B 6QT United Kingdom

          (b)  Directors and Executive Officers:

               George P. Giard, Jr.                                  822,028 (4)               3.5%
               Peter H. Havens                                       769,179 (5)               2.7%
               Robert L. Smith                                       363,232 (6)               1.6%
               Bruce R. DeBoer                                       120,381 (7)               *
               Raymond J. Kosi                                       118,017 (8)               *
               Stephen A. Lieberman                                  113,673 (9)               *
               Bradley M. Colby                                      108,275(10)               *
               William D. Benjes, Jr.                                 45,104(11)               *
               John W. Hyland, Jr.                                    12,500(12)               *

          (c)  All directors and executive officers                2,472,389(13)               9.7%
               as a group (9 persons):


- ------------------

  +      Percentages calculated in the manner required by SEC regulations.
  *      Does not exceed one percent (1%) of the class.

  (1) Fidelity International Limited ("FIL"), which may be deemed to be an affiliate of FMR Corp. ("FMR") that provides investment advisory and management services to a number of non-United States investment companies and certain institutional investors, beneficially owns 2,956,250 shares of Class A Common Stock as to which it has sole investment and voting power. According to Amendments to Schedules 13D dated April 20, 1995, filed by both FMR and FIL, Edward C. Johnson III, Chairman of FIL, and Chief Executive Officer of FMR, may be deemed to share investment power over the shares beneficially owned by FMR and FIL.

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

  (4) Includes 19,359 shares of Class B Common Stock. Also includes 46,912 shares of Class B Common Stock that may be acquired pursuant to the exercise of a warrant held in the name of Oil and Gas Finance Limited, an entity over which Mr. Giard exercises voting control; 157,000 shares of Class A Common Stock and 413,539 shares of Class B Common Stock that may be acquired upon the exercise of options and 68,740 shares of Class A Common Stock and 28,532 shares of Class B Common Stock held in trust in Mr. Giard's individual account under the ESOP, all of which are vested. Does not include 203,000 unvested shares of Class A Common Stock granted pursuant to options.

  (5) Includes 500 shares of Class A Common Stock and 5,000 shares of Class B Common Stock held in the name of Mr. Havens' spouse and 241,601 shares of Class A Common Stock and 456,000 shares of Class B Common Stock in a trust over which Mr. Havens shares voting and investment power and is a beneficiary. Includes 12,500 shares of Class A Common Stock and 53,578 shares of Class B Common Stock that may be acquired upon the exercise of options granted under the DSOPs, but does not include 12,500 unvested shares of Class A Common Stock granted under the DSOPs.

  (6) Includes 10,621 shares of Class B Common Stock. Also includes 30,811 shares of Class B Common Stock pursuant to the exercise of a warrant; 76,750 shares of Class A Common Stock and 157,622 shares of Class B Common Stock that may be acquired upon the exercise of options and includes 61,227 shares of Class A Common Stock and 23,057 shares of Class B Common Stock held in trust in Mr. Smith's individual account under the ESOP, all of which are vested. Does not include 105,250 unvested shares of Class A Common Stock granted pursuant to options.

  (7) Includes 44,288 shares of Class A Common Stock and 18,385 shares of Class B Common Stock held in trust under the ESOP, all of which are vested. Also includes 33,458 shares of Class B Common Stock which may be acquired pursuant to the exercise of options. Does not include 32,750 unvested shares of Class A Common Stock granted pursuant to options.

  (8) Includes 51,939 shares of Class B Common Stock. Also includes 12,500 shares of Class A Common Stock and 53,578 shares of Class B Common Stock that may be acquired upon the exercise of options granted under the DSOPs. Such number does not include 12,500 unvested shares of Class A Common Stock granted under the DSOPs.

  (9) Includes 30,000 shares of Class A Common Stock and 20,023 shares of Class B Common Stock that may be acquired upon the exercise of options and 40,915 shares of Class A Common Stock and 16,735 shares of Class B Common Stock held in the trust under the ESOP, all of which are vested. Does not include 42,000 unvested shares of Class A Common Stock granted pursuant to options.

  (10) Includes 28,500 shares of Class A Common Stock and 18,588 shares of Class B Common Stock that may be acquired upon the exercise of options and 43,247 shares of Class A Common Stock and 17,940 shares of Class B Common Stock held in the trust under the ESOP, all of which are vested. Does not include 40,500 unvested shares of Class A Common Stock granted pursuant to options.

  (11) Such number also includes 12,500 shares of Class A Common Stock and 26,604 shares of Class B Common Stock that may be acquired pursuant to the exercise of options under the DSOPs, but does not include 12,500 unvested shares of Class A Common Stock granted under the DSOPs.

  (12) Includes 12,500 shares of Class A Common Stock that may be acquired upon exercise of options granted under the DSOPs, but does not include 12,500 unvested shares of Class A Common Stock granted under the DSOPs.

  (13) Includes an aggregate of 258,417 shares of Class A Common Stock and 104,649 shares of Class B Common Stock held in trust under the ESOP for officers of the Company; 316,500 shares of Class A Common Stock and 649,230 shares of Class B Common Stock which may be acquired by officers of the Company upon the exercise of options; 77,723 shares of Class B Common Stock that may be acquired by an executive officer, or an entity over which Mr. Giard exercises voting control, pursuant to the exercise of certain warrants; and 50,000 shares of Class A Common Stock and 133,760 shares of Class B Common Stock which may be acquired by directors of the Company upon exercise of options granted under the DSOPs.

         Class B Common Stock. The following table shows, as of April 25, 1996, the beneficial ownership (shares owned or that may be acquired within sixty (60) days) of Class B Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class B Common Stock, (b) each current director and executive officer and (c) all of the Company's current executive officers and directors as a group.

                                                                NUMBER OF SHARES             PERCENT
                 NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED           OF CLASS +
               ----------------------------                    ------------------           ---------
          (a)  Five percent (5%) holders:

               Mary L. Smith                                          635,019                 19.7%
               Kewanee Enterprises
               10 S. Bryn Mawr Avenue
               Bryn Mawr, Pennsylvania 19010

               Philip S. Sirianni                                     264,129(1)                8.1%
               23041 Avenida de la Carlota, Suite 210
               Laguna Hills, California 92653

          (b)  Directors and Executive Officers:


               Peter H. Havens                                        514,578 (2)             15.7%
               George P. Giard, Jr.                                   508,342 (3)             13.8%
               Robert L. Smith                                        222,111 (4)              6.5%
               Raymond J. Kosi                                        105,517 (5)              3.2%
               Bruce R. DeBoer                                         51,843 (6)              1.6%
               Stephen A. Lieberman                                    42,758 (7)              1.3%
               Bradley M. Colby                                        36,528 (8)              1.1%
               William D. Benjes, Jr.                                  26,604 (9)              *
               John W. Hyland, Jr.                                            -0-               -0-

          (c)  All directors and executive officers                 1,508,281(10)             37.0%
               as a group (9 persons):

- --------------------

  +      Percentages calculated in the manner required by SEC regulations.
  *      Does not exceed one percent (1%) of the class.

  (1) Includes 41,659 shares issuable upon the exercise of stock options granted in 1987, 1988, 1989 and 1993 in consideration of the provision of advisory services to the Company, all of which are vested.

  (2) Includes 53,578 shares issuable upon the exercise of options granted under the DSOPs, 456,000 shares in a trust over which Mr. Havens shares voting and investment power and is a beneficiary and 5,000 shares held in the name of Mr. Havens' spouse.

  (3) Includes 46,912 shares that may be acquired pursuant to the exercise of a warrant held in the name of Oil and Gas Finance Limited, an entity over which Mr. Giard exercises voting control, 413,539 shares that may be acquired upon the exercise of options, and 28,532 shares held in trust under the ESOP, all of which are vested.

  (4) Includes 30,811 shares that may be acquired by Mr. Smith pursuant to the exercise of a warrant; 157,622 shares that may be acquired upon the exercise of options, and 23,057 shares held in trust under the ESOP, all of which are vested.

  (5) Includes 53,578 shares issuable upon the exercise of options granted under the DSOPs.

  (6) Includes 33,458 shares issuable upon the exercise of options and 18,385 shares held in trust under the ESOP, all of which are vested.

  (7) Includes 26,023 shares issuable upon the exercise of options and 16,735 shares held in trust under the ESOP, all of which are vested.

  (8) Includes 18,588 shares issuable upon the exercise of options and 17,940 shares held in trust under the ESOP, all of which are vested.

  (9) All of such shares are issuable upon the exercise of options granted under the DSOPs.

  (10) Includes an aggregate 782,990 shares which may be acquired by officers and directors of the Company upon the exercise of options. Also includes 77,723 shares that may be acquired by executive officers, or an entity over which Mr. Giard exercises voting control, pursuant to the exercise of certain warrants. Also includes 104,649 shares held in trust under the ESOP for executive officers of the Company.


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


                                           PRESIDIO OIL COMPANY
                                          -------------------------------------
                                           Registrant



DATE:  April 19, 1996                     /s/Robert L. Smith
                                         --------------------------------------
                                          President and Chief Operating Officer