Form 10-Q
period 1996-03-31
PRESIDIO OIL CO
filed 1996-05-13
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  ------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 1996, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 1996:

                       CLASS A COMMON STOCK:  25,318,085
                       CLASS B COMMON STOCK:   3,216,585

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES





                                     INDEX



                                                                                                               Page
                                                                                                               ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
       March 31, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

    Unaudited Consolidated Statements of Operations -
       For the Three Months Ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . .     4

    Unaudited Consolidated Statements of Cash Flows -
       For the Three Months Ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . .     5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                             March 31,    December 31,
                                                                                               1996          1995
                                                                                             ---------    ------------
                                                                                            (Unaudited)
                                                                                                 (in thousands)
                                                          ASSETS
                                                          ------
CURRENT ASSETS:
    Cash and cash equivalents                                                                $  8,052       $  7,060
    Accounts receivable:
       Oil and gas sales                                                                        4,908          4,572
       Joint interest owners and other                                                          1,838          2,255
    Other                                                                                       1,494          1,280
                                                                                             --------       --------
            Total current assets                                                               16,292         15,167
                                                                                             --------       --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
    Oil and gas properties using full cost accounting                                         517,665        515,227
    Other                                                                                       4,389          4,371
                                                                                             --------       --------
            Total                                                                             522,054        519,598
    Less accumulated depletion, depreciation and amortization                                 305,968        302,733
                                                                                             --------       --------
            Net property, plant and equipment                                                 216,086        216,865
                                                                                             --------       --------

OTHER ASSETS:
    Deferred charges                                                                            8,812          8,761
    Other                                                                                       1,224          1,153
                                                                                             --------       --------
            Total other assets                                                                 10,036          9,914
                                                                                             --------       --------

                                                                                             $242,414       $241,946
                                                                                             ========       ========

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                                          -------------------------------------

CURRENT LIABILITIES:
    Accounts payable:
       Oil and gas sales                                                                     $  2,141       $  2,139
       Trade and other                                                                          4,280          5,137
    Accrued interest                                                                           30,515         23,214
    Other accrued liabilities                                                                   3,732          3,913
    Current debt                                                                              246,413        246,413
                                                                                             --------      ---------
            Total current liabilities                                                         287,081        280,816
                                                                                             --------       --------

OTHER NONCURRENT LIABILITIES                                                                   11,417         11,125
                                                                                             --------       --------

STOCKHOLDERS' DEFICIT:
    Class A Common stock, $.10 par value per share; 25,318,000 shares
       outstanding at March 31, 1996 and December 31, 1995                                      2,532          2,532
    Class B Common stock, $.10 par value per share; 3,217,000 shares
       outstanding at March 31, 1996 and December 31, 1995                                        322            322
    Additional paid-in capital                                                                126,776        126,776
    Retained deficit                                                                         (185,714)      (179,625)
                                                                                             --------       --------
            Total stockholders' deficit                                                       (56,084)       (49,995)
                                                                                             --------       --------

                                                                                             $242,414       $241,946
                                                                                             ========       ========




           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                                    Three Months Ended March 31,
                                                                                  --------------------------------
                                                                                    1996                    1995
                                                                                  --------                --------
                                                                                        (in thousands, except
                                                                                          per share amounts)
Oil and gas revenues                                                              $  8,658                $  8,844
Less - direct costs:
   Lease operating                                                                   2,355                   3,179
   Production taxes                                                                    478                     532
   Depletion, depreciation and amortization                                          3,150                   3,992
                                                                                  --------                --------
                                                                                     2,675                   1,141
General and administrative expense                                                  (1,079)                 (1,477)
Interest expense                                                                    (7,854)                 (7,157)
Other                                                                                  169                    (124)
                                                                                  --------                --------

Net loss                                                                          $ (6,089)               $ (7,617)
                                                                                  ========                ========

Loss per share of Class A and Class B Common Stock                                $   (.21)               $   (.28)
                                                                                  ========                ========




           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows



                                                                               Three Months Ended March 31,
                                                                           -----------------------------------
                                                                             1996                       1995
                                                                           --------                   --------
                                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (6,089)                  $ (7,617)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depletion, depreciation and amortization                               3,235                      4,119
       Amortization of debt issuance costs
          included in interest expense                                          313                        313
       Other                                                                    226                        325
       Changes in other assets and liabilities:
          Decrease in accounts receivable                                        81                      3,688
          Decrease (increase) in other current assets                          (363)                       248
          Decrease (increase) in other noncurrent assets                       (435)                        85
          Decrease in accounts payable                                         (855)                    (6,557)
          Increase (decrease) in accrued interest
             and other accrued liabilities                                    7,120                     (1,858)
          Increase in other noncurrent liabilities                              215                      1,244
                                                                           --------                   --------
               Net cash provided by (used in)
                  operating activities                                        3,448                     (6,010)
                                                                           --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                (2,456)                    (6,462)
   Proceeds from sale of oil and gas properties                                   -                     13,002
                                                                           --------                   --------
               Net cash provided by (used in)
                  investing activities                                       (2,456)                     6,540
                                                                           --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of bank debt                                                        -                      8,700
   Payments of bank debt                                                          -                     (8,287)
   Payment of loan fees and costs                                                 -                       (145)
                                                                           --------                   --------
               Net cash provided by financing activities                          -                        268
                                                                           --------                   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       992                        798

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        7,060                      6,423
                                                                           --------                   --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $  8,052                   $  7,221
                                                                           ========                   ========




           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
               For the Three Months Ended March 31, 1996 and 1995



1. The accompanying financial statements are unaudited; however, management believes all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Presidio Oil Company's (the "Company" or "Presidio") annual report on Form 10-K for the year ended December 31, 1995.

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

2. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant decline in the price that the Company received for its natural gas production. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company will be able to continue as a going concern in its current financial structure. Because of the Company's deteriorating financial condition, the Company has failed to satisfy certain payment and other obligations under, and Events of Default have occurred in respect of, the Company's public debt and bank debt obligations.

        The Company currently anticipates entering into an acquisition agreement with Tom Brown, Inc. ("Tom Brown") during the second quarter of 1996, as a result of which Tom Brown would acquire the Company for a combination of cash and Tom Brown common stock. There can be no assurance, however, that an agreement with Tom Brown will be completed; or, if such an agreement is completed, that an informal consensual agreement can be agreed upon with the Company's bank lenders, certain significant holders of its public debt and its stockholders in respect of the allocation of the proceeds resulting from the sale of the Company to Tom Brown. In the event that such an acquisition agreement is entered into with Tom Brown, but an informal consensual agreement cannot be reached as to the allocation of the proceeds available for distribution to the Company's debt and equity holders, then the Company and Tom Brown plan to file a plan of reorganization under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), specifying an allocation of the proceeds of the sale of the Company among the Company's debt and equity holders, and thereby implementing the acquisition of the Company by Tom Brown. Should the Company and Tom Brown fail to reach an agreement concerning such acquisition, then it is likely that the Company would seek protection from its creditors under chapter 11 of the Bankruptcy Code and seek other purchasers for the Company or effect a restructuring thereunder.

        See Item 2 for a further discussion of the Company's Financial Condition, the Tom Brown Transaction and Events of Default.

              Notes to Unaudited Consolidated Financial Statements
                                  (Continued)




3. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,336,000 shares at March 31, 1995.

4. Included in the Consolidated Statements of Cash Flows is $240,000 and $7,793,000 of interest paid, net of amounts capitalized, during the three months ended March 31, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCIAL CONDITION AND RECENT DEVELOPMENTS

Current Financial Condition. During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant decline in the price that the Company received for its natural gas production. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company will be able to continue as a going concern in its current financial structure.
Because of the Company's deteriorating financial condition, the Company has failed to satisfy certain payments and other obligations under, and Events of Default have occurred in respect of, the Company's public debt and bank debt obligations. See "Liquidity and Ability to Service Debt; Related Defaults" below.

Because of the Company's deteriorating financial condition, during the first six months of 1995 the Company engaged in discussions with various third parties and certain of its creditors in an effort to arrange a restructuring of the Company's various debt obligations under which the Company would retain all or most of its oil, gas and related assets. In June 1995, Tom Brown, Inc. ("Tom Brown") acquired approximately $56 million in principal amount of the Company's Senior Gas Indexed Notes Due 2002 (the "Senior Gas Indexed Notes") and reiterated a previously expressed interest in acquiring the Company or all of its assets. In response to Tom Brown's expression of interest and after consulting with certain of its significant creditors, the Company decided to explore the possibility of selling the Company or all of its assets. In August 1995, the Company began soliciting bids from persons interested in acquiring the Company or all of its assets. A data room was established which provided potential buyers with information about the Company and its assets. Bids were received from a number of companies that participated in the data room process. The Company and its financial advisors evaluated those bids; and, on November 15, 1995, the Company selected Tom Brown as the bidder with which the Company would pursue negotiations for a potential sale of the Company or all of its assets. Tom Brown's November 15, 1995 bid contemplated the acquisition of the Company for a purchase price of approximately $180 million (consisting of a combination of cash and Tom Brown common stock).

Since late November of 1995, the Company has been in negotiations with Tom Brown and certain of the Company's creditors regarding a proposed transaction pursuant to which Tom Brown would acquire the Company (the "Tom Brown Transaction"). Such negotiations are currently ongoing in an attempt to reach an informal consensual agreement regarding the terms of the Tom Brown Transaction, including the allocation of the proceeds thereof. Failure to reach such an informal consensual agreement would have an adverse effect on the amount of recovery, if any, that will be received by the holders of the Company's public debt (in particular its Senior Gas Indexed Notes and 9% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures")), as well as by the holders of the Company's common stock.

Since the consideration currently offered by Tom Brown for the Company would be insufficient to liquidate the Company's bank debt and public debt obligations at par, the Tom Brown Transaction contemplates that it would be implemented by means of the Company and its subsidiaries filing a plan of reorganization ("Reorganization Plan") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such a Reorganization Plan would implement the Tom Brown Transaction and provide for the allocation and distribution of the proceeds realized therefrom among the Company's debt and equity holders. The Company, however, expects that no creditors of the Company other than holders of the Public Debt (defined below) will be materially impaired in connection with the Tom Brown Transaction. A bankruptcy filing and the publicity attendant thereto may adversely affect the business of the Company and its subsidiaries. While the Company believes that any such adverse effects would be

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



mitigated if the bankruptcy filing was made in connection with a consensual Tom Brown Transaction, a protracted bankruptcy case could have a material adverse effect on the Company and its ability to implement the Tom Brown Transaction or any other transaction or restructuring.

The Company expects to enter into an agreement with Tom Brown regarding the Tom Brown Transaction during the second quarter of 1996. There can be no assurance, however, that an acquisition agreement with Tom Brown will be completed or, if such an agreement is entered into, that an informal consensual agreement with the Company's bank lenders and certain of the significant holders of the Public Debt can be agreed upon as to the amount or nature of the proceeds that would be available for distribution to the Company's debt and equity holders if the Tom Brown Transaction is consummated. In the event that such an acquisition agreement is entered into with Tom Brown, but an informal consensual agreement cannot be reached as to the allocation of the proceeds available for distribution to the Company's debt and equity holders, then the Company and Tom Brown plan to file a Reorganization Plan under chapter 11 of title 11 of the Bankruptcy Code, specifying an allocation of the proceeds of the sale of the Company among the Company's debt and equity holders and thereby implementing the acquisition of the Company by Tom Brown. Should the Company and Tom Brown fail to reach an agreement concerning such transaction, then it is likely that the Company would seek protection from its creditors under chapter 11 of the Bankruptcy Code and seek other purchasers or effect a restructuring thereunder.

Liquidity and Ability to Service Debt; Related Defaults. As of May 2, 1996, the Company had cash and cash equivalents of approximately $8 million. The Company believes that such funds, together with the revenues anticipated to be received from its ongoing activities, will be sufficient to fund its operations for the time period necessary to implement the Tom Brown Transaction assuming that the Company does not make any payments in respect of its Public Debt, or in respect of its bank debt in excess of the current interest payments being made thereon. Because of its current financial condition, the Company's available cash flow is not adequate to meet its debt service requirements relating to its bank debt and the Public Debt. Moreover, the Company's available cash flow could be reduced below anticipated levels as a result of risks and uncertainties associated with the Company's operations as well as lower prices for oil and gas.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



In addition, Events of Default in respect of the Public Debt have resulted in an Event of Default under the Company's bank credit agreement (the "Credit Agreement"). The Company has also failed to make principal payments under the Credit Agreement of $1.2 million due October 1, 1995 and $1.4 million due on each of January 1 and April 1, 1996, resulting in further Events of Default.
In addition, on March 15, 1996, the Company caused Presidio West Virginia, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Presidio West Virginia"), to commence a bankruptcy case in Delaware resulting in all of the obligations of the Company and its subsidiaries under the Credit Agreement being accelerated and becoming immediately due and payable. The acceleration also could lead to the foreclosure of a mortgage on substantially all of the Company's oil and gas properties not pledged to secure the Senior Secured Notes. Except in connection with the Tom Brown Transaction or a similar sale or restructuring, the Company does not anticipate making any payments on its bank debt other than interest thereon.

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

Ability to Replace Reserves Produced and Maintain Production Levels. The ability of the Company to maintain its current level of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves produced depends on the availability of funds for capital expenditures. Due to the Company's current financial condition, the Company has limited funds available for drilling operations during 1996. In addition, the Company expects its ability to use such funds to be subject to restrictions contained in any agreement it reaches with Tom Brown, and to be subject to the approval of the bankruptcy court subsequent to the date when a filing is made under the Bankruptcy Code. See "Capital Expenditures" below. As a result, the Company's production and volumes of proved oil and gas

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



reserves are likely to continue to decline during 1996. Such a decline in production would adversely affect the Company's short-term liquidity. A decline in reserve volumes could cause increased Deficiencies under the collateral requirement relating to the Senior Secured Notes and could adversely affect the value of the collateral securing the Senior Secured Notes and the Company's bank debt. See "Liquidity and Ability to Service Debt; Related Defaults" and "Collateral Value Requirement for the Senior Secured Notes" above.

LONG-TERM DEBT

At May 2, 1996, the total debt of the Company was $246.4 million. Of such amount, $21.4 million was outstanding under the Credit Agreement and was secured by mortgages on substantially all of the Company's oil and gas properties (the "Mortgaged Properties") other than the Pledged Assets. Borrowings under the Credit Agreement currently bear interest at a per annum rate of either prime plus 3% or LIBOR plus 4.5%, reflecting a default rate of interest resulting from the fact that all obligations of the Company and its subsidiaries under the Credit Agreement have been accelerated and are immediately due and payable, as described above. See "Liquidity and Ability to Service Debt; Related Defaults".

The other long-term debt of the Company consists of $50 million of Subordinated Debentures, $75 million of Senior Secured Notes, and $100 million of Senior Gas Indexed Notes. The Senior Secured Notes bear interest at 11.5% per annum and are secured by a mortgage on the Pledged Assets as described above. The Senior Gas Indexed Notes are unsecured and currently bear interest at 13.25% per annum. The Subordinated Debentures bear interest at 9% per annum, are unsecured and are subordinated to the Company's bank debt, the Senior Secured Notes and the Senior Gas Indexed Notes. As discussed above, the Company is currently in default in respect of, and making no payments in respect of, the Public Debt. See "Liquidity and Ability to Service Debt; Related Defaults."

CAPITAL EXPENDITURES

The Company's capital expenditures on its oil and gas operations totaled approximately $2.5 million for the first quarter of 1996. Due to the current uncertainty as to its financial condition, the Company plans to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1996 to those that are required to maintain its producing oil and gas properties as well as certain other drilling operations and activities. The Company also expects any agreement it reaches with Tom Brown to contain restrictions on the Company's ability to make significant capital expenditures without Tom Brown's approval. The unavailability of funds for capital projects could also materially and adversely impact the value of the Company's interest in properties it owns jointly and with others. Pursuant to the operating agreements governing these joint ownership relationships, the Company could be forced to contribute funds for capital projects in respect to these properties or suffer "non-consent" penalties. Such penalties could materially and adversely affect the value of the Company's ownership interest in any such properties.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



                             RESULTS OF OPERATIONS

The Company had a net loss for the quarter ended March 31, 1996 of $6,089,000, compared to a loss of $7,617,000 for the first quarter of 1995. Contributing to the 1996 first quarter loss was a 21% decrease in oil production compared to the 1995 period, most of which resulted from lower production rates in several significant fields. Gas production for the 1996 first quarter decreased 25% as compared to the 1995 period due to the sale of certain producing properties. However, the Company's revenues for the first quarter of 1996 were only slightly lower than those a year earlier due to a significant increase in oil and gas prices.

The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the quarters ended March 31, 1996 and 1995:

                                                                               Three Months Ended March 31,
                                                                         --------------------------------------
                                                                             1996                      1995
                                                                         ----------                 -----------
   Average Price:
      Oil and condensate (per barrel)                                    $    16.91                 $    15.08
      Gas (per thousand cubic feet)                                      $     1.71                 $     1.23
   Production:
      Oil and condensate (barrels)                                          191,000                    242,000
      Gas (thousand cubic feet)                                           3,177,000                  4,240,000

The reduced amount of expenses associated with lease operating, production taxes and depletion, depreciation and amortization during the 1996 first quarter as compared to the 1995 period is due to a decrease in oil and gas production.

The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the quarters ended March 31, 1996 and 1995:


                                                                               Three Months Ended March 31,
                                                                           ------------------------------------
                                                                              1996                      1995
                                                                           ----------                ----------
                                                                                  (per equivalent barrel)
   Production Costs                                                           $3.93                      $3.91
   Depletion, Depreciation and
     Amortization                                                             $4.37                      $4.21

The Company has significantly reduced its ongoing general and administrative expenses during 1996 due to a reduction in personnel during 1995.

The Company's interest expense increased during 1996 as compared to 1995 due to the interest accrued on the unpaid balance of interest due on the Public Debt.

PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27     Financial Data Schedule

          (b)   Reports on Form 8-K

                On February 22, 1996, a Form 8-K was filed dated February 16, 1996, which reports under Item 5 "Other Events" that the Company no longer satisfies all of the financial guidelines of the AMEX for continued listing of its Class A and B Common Stock and 9% Convertible Subordinated Debentures.

                On April 4, 1996, a Form 8-K was filed dated April 2, 1996, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.250% for the period May 15, 1996 to August 14, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRESIDIO OIL COMPANY
                                        ---------------------------------
                                        Registrant



DATE:   May 10, 1996                    /s/ Robert L. Smith
      ----------------                  ---------------------------------
                                        Robert L. Smith
                                        President and
                                        Chief Operating Officer



DATE:   May 10, 1996                    /s/ Charles E. Brammeier
      ----------------                  ---------------------------------
                                        Charles E. Brammeier
                                        Controller
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
- ------          -----------
27              Financial Data Schedule (Submitted to the SEC for its
                information).