Form 10-Q
period 1996-06-30
PRESIDIO OIL CO
filed 1996-08-14
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  ____________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 1996, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1996:

                       CLASS A COMMON STOCK:  25,318,085
                       CLASS B COMMON STOCK:   3,216,585

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES





                                     INDEX



                                                                       Page
                                                                       ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
       June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . .  3

    Unaudited Consolidated Statements of Operations -
       For the Three Months Ended June 30, 1996 and 1995  . . . . . . . . .  4

    Unaudited Consolidated Statements of Operations -
       For the Six Months Ended June 30, 1996 and 1995  . . . . . . . . . .  5

    Unaudited Consolidated Statements of Cash Flows -
       For the Six Months Ended June 30, 1996 and 1995  . . . . . . . . . .  6

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . .  7

Management's Discussion and Analysis of Financial
   Condition and Results of Operations  . . . . . . . . . . . . . . . . . .  8

Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                            June 30,                  December 31,
                                                                              1996                       1995
                                                                           ----------                 ----------
                                                                            (Unaudited)
                                                                                         (in thousands)
                                                          ASSETS
                                                          ------
CURRENT ASSETS:
   Cash and cash equivalents                                               $  8,065                   $  7,060
   Accounts receivable:
        Oil and gas sales                                                     5,143                      4,572
        Joint interest owners and other                                       1,825                      2,255
   Other                                                                      1,715                      1,280
                                                                           --------                   --------
        Total current assets                                                 16,748                     15,167
                                                                           --------                   --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties using full cost accounting                        519,802                    515,227
   Other                                                                      4,389                      4,371
                                                                           --------                   --------

        Total                                                               524,191                    519,598
   Less accumulated depletion, depreciation and amortization                309,179                    302,733
                                                                           --------                   --------
        Net property, plant and equipment                                   215,012                    216,865
                                                                           --------                   --------
OTHER ASSETS:
   Deferred charges                                                           8,984                      8,761
   Other                                                                      1,179                      1,153
                                                                           --------                   --------
        Total other assets                                                   10,163                      9,914
                                                                           --------                   --------
                                                                           $241,923                   $241,946
                                                                           ========                   ========

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                                          -------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
        Oil and gas sales                                                  $  2,111                   $  2,139
        Trade and other                                                       2,536                      5,137
   Accrued interest                                                          38,263                     23,214
   Other accrued liabilities                                                  3,014                      3,913
   Current debt                                                             246,413                    246,413
                                                                           --------                  ---------
        Total current liabilities                                           292,337                    280,816
                                                                           --------                   --------

OTHER NONCURRENT LIABILITIES                                                 10,746                     11,125
                                                                           --------                   --------
STOCKHOLDERS' DEFICIT:
   Class A Common stock, $.10 par value per share; 25,318,000 shares
      outstanding at June 30, 1996 and December 31, 1995                      2,532                      2,532
   Class B Common stock, $.10 par value per share; 3,217,000 shares
      outstanding at June 30, 1996 and December 31, 1995                        322                        322
   Additional paid-in capital                                               126,776                    126,776
   Retained deficit                                                        (190,790)                  (179,625)
                                                                           --------                   --------
        Total stockholders' deficit                                         (61,160)                   (49,995)
                                                                           --------                   --------

                                                                           $241,923                   $241,946
                                                                           ========                   ========

           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                           Three Months Ended June 30,
                                                          -----------------------------
                                                            1996                 1995
                                                          --------             --------
                                                               (in thousands, except
                                                                 per share amounts)
Oil and gas revenues                                      $  9,021             $  8,093
Less - direct costs:
   Lease operating                                           2,253                2,933
   Production taxes                                            511                  448
   Depletion, depreciation and amortization                  3,132                3,739
                                                          --------             --------
                                                             3,125                  973

General and administrative expense                          (1,041)              (2,291)
Interest expense                                            (8,159)              (7,265)
Other                                                          999                  507
                                                          --------             --------

Net loss                                                  $ (5,076)            $ (8,076)
                                                          ========             ========

Loss per share of Class A and Class B Common Stock        $   (.18)            $   (.30)
                                                          ========             ========

Weighted average number of common shares outstanding        28,535               27,274
                                                          ========             ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                            Six Months Ended June 30,
                                                          -----------------------------
                                                            1996                 1995
                                                          --------             --------
                                                              (in thousands, except
                                                                per share amounts)
Oil and gas revenues                                      $ 17,679             $ 16,937
Less - direct costs:
   Lease operating                                           4,608                6,112
   Production taxes                                            989                  980
   Depletion, depreciation and amortization                  6,282                7,731
                                                          --------             --------
                                                             5,800                2,114

General and administrative expense                          (2,120)              (3,768)
Interest expense                                           (16,013)             (14,422)
Other                                                        1,168                  383
                                                          --------             --------

Net loss                                                  $(11,165)            $(15,693)
                                                          ========             ========

Loss per share of Class A and Class B Common Stock        $   (.39)            $   (.58)
                                                          ========             ========

Weighted average number of common shares outstanding        28,535               27,237
                                                          ========             ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows



                                                                         Six Months Ended June 30,
                                                                        ---------------------------
                                                                          1996              1995
                                                                        --------           --------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (11,165)         $ (15,693)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depletion, depreciation and amortization                           6,446              7,971
         Amortization of debt issuance costs
            included in interest expense                                      619                626
         Other                                                                475                653
         Changes in other assets and liabilities:
           Decrease (increase) in accounts receivable                        (141)             5,239
           Decrease (increase) in other current assets                       (756)                55
           Increase in other noncurrent assets                               (868)              (551)
           Decrease in accounts payable                                    (2,629)            (9,068)
           Increase in accrued interest and other
              accrued liabilities                                          14,150              5,467
           Increase (decrease) in other noncurrent liabilities               (533)               622
                                                                        ---------          ---------
              Net cash provided by (used in)
                operating activities                                        5,598             (4,679)
                                                                        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                              (4,593)           (10,371)
   Proceeds from sale of oil and gas properties                                 -             14,947
                                                                        ---------          ---------
              Net cash provided by (used in)
                investing activities                                       (4,593)             4,576
                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of bank debt                                                      -              8,700
   Payments of bank debt                                                        -             (8,287)
                                                                        ---------          ---------
               Net cash provided by financing activities                        -                413
                                                                        ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   1,005                310

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                      7,060              6,423
                                                                        ---------          ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                        $   8,065          $   6,733
                                                                        =========          =========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                For the Six Months Ended June 30, 1996 and 1995



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

2. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant decline in the price that the Company received for its natural gas production. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company would be able to continue as a going concern in its current financial structure. Because of the Company's deteriorating financial condition, the Company has failed to satisfy certain payment and other obligations under, and events of default ("Events of Default") have occurred in respect of, the Company's public debt and bank debt obligations.

        On August 5, 1996, the Company entered into an acquisition agreement with Tom Brown, Inc. ("Tom Brown") whereby Tom Brown would acquire the Company for approximately $183 million (consisting of approximately $101 million in cash and 5 million shares of Tom Brown common stock valued at $16.50 per share) (the "Exchange Consideration"). In connection with such agreement, inasmuch as such consideration is not sufficient to pay the full amount of all of the Company's indebtedness, the Company filed for protection under chapter 11 of title 11 of the United States Code; and, in connection therewith, filed a joint plan of reorganization (the "Plan") and an accompanying disclosure statement which included specific allocations of the Exchange Consideration among the Company's debt and equity holders, and which, if approved by the Company's creditors and its stockholders, would result in the acquisition of the Company by Tom Brown. However, there can be no assurance that the Plan will be approved.

        See Item 2 for a further discussion of the Company's Financial Condition, the Plan and Events of Default.

3. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,261,000 shares and 1,298,000 shares for the quarter and six months ended June 30, 1995, respectively.

4. Included in the Consolidated Statements of Cash Flows is $345,000 and $7,934,000 of interest paid, net of amounts capitalized, during the six months ended June 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCIAL CONDITION AND RECENT DEVELOPMENTS

Current Financial Condition. During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant decline in the price that the Company received for its natural gas production. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company could continue as a going concern in its current financial structure. Because of the Company's deteriorating financial condition, the Company has failed to satisfy certain payments and other obligations under, and Events of Default have occurred in respect of, the Company's public debt and bank debt obligations. See "Liquidity and Ability to Service Debt" and "Defaults" below.

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

Since late November of 1995, the Company has been in negotiations with Tom Brown and certain of the Company's creditors regarding a proposed transaction pursuant to which Tom Brown would acquire the Company. On August 5, 1996, the Company entered into an acquisition agreement (the "Exchange Agreement") with Tom Brown whereby Tom Brown would acquire the Company for approximately $183 million (consisting of approximately $101 million in cash and 5 million shares of Tom Brown common stock valued at $16.50 per share) (the "Exchange Consideration"). The Exchange Agreement may be terminated by Tom Brown at any time (a) if the damages arising from breaches of representations, warranties or covenants of Presidio contained in the Exchange Agreement should exceed $3 million, (b) if the average of the closing prices of the Tom Brown common stock on the NASDAQ over a twenty day trading period preceding the fifth trading day prior to the closing is more than 120% of $16.50, (c) if on or before August 20, 1996 the bankruptcy court fails to issue an order approving the provision of the Exchange Agreement requiring Presidio to pay Tom Brown certain fees and expenses (see the immediately following paragraph) in the event the Exchange Agreement is terminated for certain events or if such order when issued fails to become a final order on or before August 30, 1996, (d) if the confirmation order relating to Presidio's bankruptcy in a form and substance reasonably acceptable to Tom Brown has not been entered by the bankruptcy court on or before November 15, 1996 or has not become a final order on or before December 13, 1996, or (e) in certain other circumstances. The Exchange Agreement may be terminated by Presidio at any time (a) if the average of the closing sale prices of the Tom Brown common stock on the NASDAQ during the twenty trading day period preceding the fifth trading prior to

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



the closing is less than 80% of $16.50, (b) if Presidio has notified Tom Brown that the Board of Directors of Presidio, in the exercise of their fiduciary duties, has determined to withdraw their prior recommendation of the Exchange to the Presidio securityholders or has determined not to consummate the Exchange because Jefferies & Company, Inc. has failed to reconfirm its prior fairness opinion, or (c) in certain other circumstances.

If the Exchange Agreement is terminated by either Tom Brown or Presidio because
(a) Presidio has notified Tom Brown that Presidio is prepared to enter into an agreement to effect an alternative transaction, (b) Presidio has notified Tom Brown that the Board of Directors of Presidio has determined to withdraw their prior recommendation of the Exchange, or (c) Jefferies & Company, Inc. has failed to reconfirm its prior fairness opinion, then Presidio is required to pay Tom Brown a fee of $6,000,000 plus an amount, not to exceed $3,000,000, to reimburse Tom Brown for its documented out-of-pocket costs and expenses incurred in connection with the transactions contemplated by the Exchange Agreement. In addition, Presidio is required to reimburse Tom Brown for up to $3,000,000 of its documented out-of-pocket costs and expenses incurred in connection with the transactions contemplated by the Exchange Agreement, if Tom Brown should terminate the Exchange Agreement because (a) damages arising from breaches of representations, warranties, or covenants of Presidio contained in the Exchange Agreement exceed $3 million or (b) on or before August 20, 1996, the bankruptcy court failed to issue an order approving the provisions of the Exchange Agreement requiring Presidio to pay Tom Brown the above described fees and expenses or if such order when issued fails to become a final order on or before August 30, 1996.

Inasmuch as the Exchange Consideration was not sufficient to pay the full amount of all of the Company's indebtedness, on August 5, 1996, the Company filed for protection under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"); and, in connection therewith, filed a joint plan of reorganization (the "Plan") and an accompanying disclosure statement which included specific allocations of the Exchange Consideration among the Company's debt and equity holders, and which, if approved by the Company's creditors and its stockholders, would result in the acquisition of the Company by Tom Brown.

The Plan proposes that the Exchange Consideration be allocated as follows:

                                  Claim as of July 31, 1996
                                 ---------------------------
          Class of Claim          Principal       Interest           Allocation of Exchange Consideration (1)
- -----------------------------    -----------    ------------    ----------------------------------------------------
Banks                            $21,413,000    $    317,020    $21,413,000 of cash plus payment of accrued interest
Senior Secured Notes             $75,000,000    $ 12,729,362    $78,780,267 of cash
Senior Gas Indexed Notes         $99,770,000    $ 21,006,301      4,152,893 shares of Tom Brown Common Stock (2)
Subordinated Debentures          $50,000,000    $  6,482,500        708,121 shares of Tom Brown Common Stock
Presidio Common Shareholders             N/A             N/A        142,424 shares of Tom Brown Common Stock and
                                                                               $250,000 in cash

(1)       Tom Brown Common Stock valued at $16.50 per share.

(2) Includes 2,325,620 shares of Tom Brown Common Stock that will not be distributed due to Tom Brown's ownership of $56 million of principal amount of the Senior Gas Indexed Notes.

The Company expects that no class of creditors of the Company other than holders of the Public Debt (defined below) will be materially impaired in connection with the Plan. The bankruptcy filing and the publicity attendant thereto could adversely affect the business of the Company. While the Company

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



believes that any such adverse effects would be mitigated if the Plan is confirmed, a protracted bankruptcy could have a material adverse effect on the Company and its ability to implement the Plan or any other transaction or restructuring.

The Plan is subject to the approval of the classes of creditor and equity claimants set forth in the table above; and, for the Plan to be confirmed by the bankruptcy court, it must be approved, at a minimum, by the number of holders of at least one class of impaired creditors that represents both (i) at least 66 2/3% in value of the voting holders of such class and (ii) more than 50% of the number of voting holders of such class, excluding in each case holders who are considered to be "Insiders" under the Bankruptcy Code. The Plan does not currently have the support of a sufficient number of the holders of any class of creditors (other than the Company's banks ("Banks")) to approve the Plan and there can be no assurance as to whether such support will be obtained.

If the Plan were rejected by one or more classes of claimants, it could adversely affect or eliminate distributions under the Plan to the rejecting class or classes and classes junior to such rejecting class or classes. Distributions to the holders of Presidio common stock would be eliminated as a result of a rejection of the Plan by holders of the Senior Gas Indexed Notes, the Subordinated Debentures (defined below), or the Presidio common stock. Distributions to the holders of the Subordinated Debentures would also be eliminated as a result of a rejection of the Plan by either the holders of the Senior Gas Indexed Notes or the Subordinated Debentures. Lastly, should the holders of the Senior Gas Indexed Notes reject the Plan, the Plan provides that the distribution to the holders of the Senior Gas Indexed Notes, will be further reduced by 207,645 shares. If the holders of the Senior Gas Indexed Notes reject the Plan, the Exchange Consideration otherwise allocable to the holders of Presidio common stock and the Subordinated Debentures will be reallocated first to the holders of the Senior Secured Notes (defined below) to the extent of their claim, then to the Banks to the extent of their claim, then to the Senior Gas Indexed Noteholders to the extent of their claim, and any excess will be a reduction to the Exchange Consideration. If the Subordinated Debenture holders reject the Plan, the Exchange Consideration otherwise distributable to them will be reallocated to the Senior Gas Indexed Note claims and Senior Secured Note claims ratably based upon the Exchange Consideration otherwise distributable to them under the Plan. If the holders of Presidio common stock reject the Plan, the Exchange Consideration otherwise distributable to them will be reallocated to the holders of the Senior Secured Note claims, Subordinated Debenture claims and Senior Gas Indexed Note claims ratably, based upon the Exchange Consideration otherwise distributable to them under the Plan.

Liquidity and Ability to Service Debt. As of July 31, 1996, the Company had cash and cash equivalents of approximately $4.7 million. Additionally, the Company has entered into cash collateral agreements with its bank lenders and its Senior Secured Note holders which generally provide the Company with the ability to use the net revenues generated from the properties which secure such indebtedness to pay for the Company's operating expenses, general and administrative expenses and the costs of the Plan. The Company believes that such funds will be sufficient to fund its operations for the period necessary to implement the Plan. Except in connection with the Plan, the Company does not anticipate making any future payments on the 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), the Senior Gas Indexed Notes or the 9% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures"), collectively the Public Debt. However, the Company's available cash flow could be reduced below anticipated levels as a result of risks and uncertainties associated with the Company's operations as well as lower prices for oil and gas. This could then necessitate the Company seeking Debtor-In-Possession financing although there can be no assurances that such financing could be obtained.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Defaults. The Company has failed to satisfy its interest payment and certain other obligations under the Senior Gas Indexed Notes, the Subordinated Debentures and the Senior Secured Notes, resulting in Events of Default thereunder.

In addition, Events of Default in respect of the Public Debt have resulted in an Event of Default under the Company's bank credit agreement (the "Credit Agreement"). The Company has also failed to make principal payments under the Credit Agreement of $1.2 million due October 1, 1995 and $1.4 million due on each of January 1, April 1, and July 1, 1996, resulting in further Events of Default.

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

As of December 31, 1995, the Security Values were $9.4 million in respect of the Pledged Assets and $18.1 million in respect of the Pledged Producing Assets, or substantially less than the required percentages in respect of the Pledged Assets Agency Agreement.

The Company has not complied with the requirements for curing the Deficiencies by the dates set forth for such compliance in the Senior Secured Note Indenture. As a result, an Event of Default under the Senior Secured Note Indenture has occurred and the trustee under such Indenture and the holders of Senior Secured Notes have the remedies described above in respect of an Event of Default under the Senior Secured Note Indenture. See "Liquidity and Ability to Service Debt" and "Defaults" above.

Ability to Replace Reserves Produced and Maintain Production Levels. The ability of the Company to maintain its current level of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves produced depends on the availability of funds for capital expenditures. Due to the Company's current financial condition, the Company has limited funds available for drilling operations during 1996. In addition, the Company's ability to use such funds is subject to restrictions contained in the Exchange Agreement, and to the approval of the bankruptcy court. See "Capital Expenditures" below. As a result, the Company's production and volumes of proved oil and gas reserves are likely to continue to decline during 1996. Such a decline in production would adversely affect the Company's short-term liquidity. A decline in reserve volumes could cause increased Deficiencies under the collateral requirement relating to the Senior Secured Notes and could adversely affect the value of the collateral securing the Senior Secured Notes and the Company's bank debt. See "Liquidity and Ability to Service Debt" and "Defaults" and "Collateral Value Requirement for the Senior Secured Notes" above.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



LONG-TERM DEBT

At August 6, 1996, the total debt of the Company was $246.4 million. Of such amount, $21.4 million was outstanding under the Credit Agreement and was secured by mortgages on a significant amount of the Company's oil and gas properties (the "Mortgaged Properties") other than the Pledged Assets. Borrowings under the Credit Agreement currently bear interest at a per annum rate of LIBOR plus 2.5%. See "Liquidity and Ability to Service Debt" and "Defaults".

The other long-term debt of the Company consists of $50 million of Subordinated Debentures, $75 million of Senior Secured Notes, and $100 million of Senior Gas Indexed Notes. The Senior Secured Notes bear interest at 11.5% per annum and are secured by a mortgage on the Pledged Assets as described above. The Senior Gas Indexed Notes are unsecured and currently bear interest at 13.25% per annum. The Subordinated Debentures bear interest at 9% per annum, are unsecured and are subordinated to the Company's bank debt, the Senior Secured Notes and the Senior Gas Indexed Notes. As discussed above, the Company is currently in default in respect of, and making no payments in respect of, the Public Debt. See "Liquidity and Ability to Service Debt" and "Defaults."

CAPITAL EXPENDITURES

The Company's capital expenditures on its oil and gas operations totaled approximately $4.6 million during the six months ended June 30, 1996. Due to the current uncertainty as to its financial condition, the Company plans to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1996 to those that are required to maintain its producing oil and gas properties as well as certain other drilling operations and activities. The Exchange Agreement contains restrictions on the Company's ability to make significant capital expenditures without Tom Brown's approval. The unavailability of funds for capital projects could also materially and adversely impact the value of the Company's interest in properties it owns jointly and with others. Pursuant to the operating agreements governing these joint ownership relationships, the Company could be forced to contribute funds for capital projects in respect to these properties or suffer "non-consent" penalties. Such penalties could materially and adversely affect the value of the Company's ownership interest in any such properties.

                             RESULTS OF OPERATIONS

The Company had a net loss for the quarter and six months ended June 30, 1996 of $5,076,000 and $11,165,000, respectively, compared to a net loss of $8,076,000 and $15,693,000 for the quarter and six months ended June 30, 1995. Contributing to the 1996 losses was a decrease in oil and gas production in the 1996 periods as compared to the 1995 periods. The decrease in oil production is the result of lower production rates in several significant fields and the decrease in gas production is due to both declines in production rates and the sale of certain producing properties. However, the Company's revenues for the 1996 periods are higher than those a year earlier due to a significant increase in oil and gas prices.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the three months and six months ended June 30, 1996 and 1995:

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                              --------------------      -----------------------
                                                1996       1995            1996         1995
                                              --------   ---------      --------     ----------
    Average Price:
        Oil and condensate (per barrel)       $   19.33  $   16.45      $    18.12   $    15.72
        Gas (per thousand cubic feet)         $    1.69  $    1.19      $     1.70   $     1.21
    Production:
        Oil and condensate (barrels)            190,000    212,000         382,000      454,000
        Gas (thousand cubic feet)             3,159,000  3,862,000       6,336,000    8,102,000

The reduced amount of expenses associated with lease operating and depletion, depreciation and amortization during the 1996 periods as compared to the 1995 periods is due to a decrease in oil and gas production. The increase in production taxes in the 1996 periods as compared to the 1995 periods is due to the higher revenues in the 1996 periods caused by higher oil and gas prices.

The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the three months and six months ended June 30, 1996 and 1995:

                                              Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                              --------------------      -----------------------
                                                1996        1995           1996          1995
                                              --------    --------      --------       --------
                                                          (per equivalent barrel)
    Production Costs                          $  3.86     $  3.95        $  3.89       $   3.93
    Depletion, Depreciation and
      Amortization                            $  4.37     $  4.37        $  4.37       $   4.29

The Company has significantly reduced its ongoing general and administrative expenses during 1996 due to a reduction in personnel during 1995.

The Company's interest expense increased during 1996 as compared to 1995 due to the interest accrued on the unpaid balance of interest due on the Public Debt.

PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                2.1 Exchange Agreement dated August 5, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc., and Tom Brown, Inc.(1)

                27     Financial Data Schedule

          (b)   Reports on Form 8-K

                On April 4, 1996, a Form 8-K was filed dated April 2, 1996, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.250% for the period May 15, 1996 to August 14, 1996.

                On June 18, 1996, a Form 8-K was filed dated June 18, 1996, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 13.600% for the period August 15, 1996 to November 14, 1996.

________________

(1) Not included with Exhibit 2.1 are the following exhibits and schedules thereto, copies of which will be furnished supplementally to the Commission on request:

        Exhibit A       Oil and Gas Leases
        Exhibit B       Oil and Gas Wells
        Exhibit D       Form of Disclosure Statement
        Exhibit E       Form of Affiliate Letter

        Schedule 4.19   Limitation on Acquisition and Expenditures
        Schedule 4.22   Officers and Employees; Severance Plan and Agreements
        Schedule 4.26   Letters of Credit
        Schedule 5.5    Claims and Litigation
        Schedule 5.8    Tax Matters
        Schedule 5.9    Employee Benefit Plans
        Schedule 5.11   Capital Structure
        Schedule 5.12   Liabilities
        Schedule 5.13   Absence of Certain Changes
        Schedule 5.15   Labor Matters
        Schedule 5.16   Accounts Receivable
        Schedule 5.19   Accuracy of Oil and Gas Reserve Report
        Schedule 5.20   Oil and Gas Operations
        Schedule 5.21   Environmental Matters
        Schedule 5.22   No Brokers
        Schedule 5.23   Compliance with Laws
        Schedule 5.24   Material Insurance Policies
        Schedule 5.25   Oil and Gas Operating Agreements and Material Contracts
        Schedule 6.7    Capital Structure of Tom Brown, Inc.
        Schedule 6.8    Claims and Litigation

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PRESIDIO OIL COMPANY
                                              ----------------------------------
                                              Registrant



DATE:   August 14, 1996                       /s/ Robert L. Smith
      -------------------                     ----------------------------------
                                                  Robert L. Smith
                                                  President and
                                                  Chief Operating Officer



DATE:   August 14, 1996                       /s/ Charles E. Brammeier
      -------------------                     ----------------------------------
                                                  Charles E. Brammeier
                                                  Controller
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
- ------          -----------
2.1             Exchange Agreement dated August 5, 1996 by and among Presidio
                Oil Company, Presidio Exploration, Inc., Presidio West
                Virginia, Inc., Palisade Oil, Inc., and Tom Brown, Inc.(1)

27 Financial Data Schedule (Submitted to the SEC for its information).

________________

(1) Not included with Exhibit 2.1 are the following exhibits and schedules thereto, copies of which will be furnished supplementally to the Commission on request:

        Exhibit A       Oil and Gas Leases
        Exhibit B       Oil and Gas Wells
        Exhibit D       Form of Disclosure Statement
        Exhibit E       Form of Affiliate Letter

        Schedule 4.19   Limitation on Acquisition and Expenditures
        Schedule 4.22   Officers and Employees; Severance Plan and Agreements
        Schedule 4.26   Letters of Credit
        Schedule 5.5    Claims and Litigation
        Schedule 5.8    Tax Matters
        Schedule 5.9    Employee Benefit Plans
        Schedule 5.11   Capital Structure
        Schedule 5.12   Liabilities
        Schedule 5.13   Absence of Certain Changes
        Schedule 5.15   Labor Matters
        Schedule 5.16   Accounts Receivable
        Schedule 5.19   Accuracy of Oil and Gas Reserve Report
        Schedule 5.20   Oil and Gas Operations
        Schedule 5.21   Environmental Matters
        Schedule 5.22   No Brokers
        Schedule 5.23   Compliance with Laws
        Schedule 5.24   Material Insurance Policies
        Schedule 5.25   Oil and Gas Operating Agreements and Material Contracts
        Schedule 6.7    Capital Structure of Tom Brown, Inc.
        Schedule 6.8    Claims and Litigation