Form 10-Q
period 1996-09-30
PRESIDIO OIL CO
filed 1996-11-01
CIK 80134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1996, or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from              to
                                                             --------------
         -----------------


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

                               Yes  X    No
                                  ------   -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes       No
                                  ------   -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 1996:

                       CLASS A COMMON STOCK:  25,318,085
                       CLASS B COMMON STOCK:   3,216,585

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES





                                     INDEX



                                                                                                                 Page
                                                                                                                 ----
Unaudited Consolidated Financial Statements:

    Unaudited Consolidated Balance Sheets -
       September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

    Unaudited Consolidated Statements of Operations -
       For the Three Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . .      4

    Unaudited Consolidated Statements of Operations -
       For the Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .      5

    Unaudited Consolidated Statements of Cash Flows -
       For the Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .      6

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

Management's Discussion and Analysis of Financial
   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                           September 30,              December 31,
                                                                               1996                     1995
                                                                            -----------               -----------
                                                                            (Unaudited)
                                                                                        (in thousands)

                                                          ASSETS
                                                          ------
CURRENT ASSETS:
   Cash and cash equivalents                                               $  9,599                   $  7,060
   Accounts receivable:
      Oil and gas sales                                                       4,749                      4,572
      Joint interest owners and other                                         1,566                      2,255
   Other                                                                      2,971                      1,280
                                                                           --------                   --------
        Total current assets                                                 18,885                     15,167
                                                                           --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties using full cost accounting                        521,935                    515,227
   Other                                                                      4,389                      4,371
                                                                           --------                   --------
        Total                                                               526,324                    519,598
   Less accumulated depletion, depreciation and amortization                312,358                    302,733
                                                                           --------                   --------
        Net property, plant and equipment                                   213,966                    216,865
                                                                           --------                   --------

OTHER ASSETS:
   Deferred charges                                                           9,649                      8,761
   Other                                                                      1,202                      1,153
                                                                           --------                   --------
        Total other assets                                                   10,851                      9,914
                                                                           --------                   --------

                                                                           $243,702                   $241,946
                                                                           ========                   ========


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
   Accounts payable:
      Oil and gas sales                                                    $  1,818                   $  2,139
      Trade and other                                                         2,775                      5,137
   Accrued interest                                                          46,195                     23,214
   Other accrued liabilities                                                  3,210                      3,913
   Current debt                                                             246,413                    246,413
                                                                           --------                  ---------
        Total current liabilities                                           300,411                    280,816
                                                                           --------                   --------

OTHER NONCURRENT LIABILITIES                                                 11,077                     11,125
                                                                           --------                   --------

STOCKHOLDERS' DEFICIT:
   Class A Common stock, $.10 par value per share; 25,318,000 shares
      outstanding at September 30, 1996 and December 31, 1995                 2,532                      2,532
   Class B Common stock, $.10 par value per share; 3,217,000 shares
      outstanding at September 30, 1996 and December 31, 1995                   322                        322
   Additional paid-in capital                                               126,776                    126,776
   Retained deficit                                                        (197,416)                  (179,625)
                                                                           --------                   --------
        Total stockholders' deficit                                         (67,786)                   (49,995)
                                                                           --------                   --------

                                                                           $243,702                   $241,946
                                                                           ========                   ========


           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                                   Three Months Ended
                                                                                      September 30,
                                                                           -----------------------------------
                                                                             1996                      1995
                                                                           --------                  --------
                                                                                  (in thousands, except
                                                                                    per share amounts)

Oil and gas revenues                                                       $  9,082                   $  6,771
Less - direct costs:
   Lease operating                                                            2,404                      2,663
   Production taxes                                                             502                        366
   Depletion, depreciation and amortization                                   3,108                      3,407
                                                                           --------                   --------
                                                                              3,068                        335

General and administrative expense                                             (954)                    (1,076)
Interest expense                                                             (8,755)                    (7,417)
Other                                                                            15                       (318)
                                                                           --------                   --------

Net loss                                                                   $ (6,626)                  $ (8,476)
                                                                           ========                   ========

Loss per share of Class A and Class B Common Stock                         $   (.23)                  $   (.31)
                                                                           ========                   ========

Weighted average number of common shares outstanding                         28,535                     27,318
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           ----------------------------------
                                                                             1996                      1995
                                                                           --------                  --------
                                                                                  (in thousands, except
                                                                                    per share amounts)
Oil and gas revenues                                                       $ 26,761                   $ 23,708
Less - direct costs:
   Lease operating                                                            7,012                      8,775
   Production taxes                                                           1,491                      1,346
   Depletion, depreciation and amortization                                   9,390                     11,138
                                                                           --------                   --------
                                                                              8,868                      2,449
General and administrative expense                                           (3,074)                    (4,844)
Interest expense                                                            (24,768)                   (21,839)
Other                                                                         1,183                         65
                                                                           --------                   --------

Net loss                                                                   $(17,791)                  $(24,169)
                                                                           ========                   ========

Loss per share of Class A and Class B Common Stock                         $   (.62)                  $   (.89)
                                                                           ========                   =========

Weighted average number of common shares outstanding                         28,535                     27,258
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows



                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           ----------------------------------
                                                                             1996                      1995
                                                                           -------                    -------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(17,791)                  $(24,169)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depletion, depreciation and amortization                                9,625                     11,486
      Amortization of debt issuance costs
       included in interest expense                                             920                        939
      Other                                                                     929                      1,118
      Changes in other assets and liabilities:
        Decrease in accounts receivable                                         512                      7,063
        Increase in other current assets                                     (2,389)                      (523)
        Increase in other noncurrent assets                                  (1,857)                      (894)
        Decrease in accounts payable                                         (2,683)                    (8,318)
        Increase in accrued interest and other
          accrued liabilities                                                22,278                     12,588
        Increase (decrease) in other noncurrent liabilities                    (279)                     1,618
                                                                           --------                   --------
           Net cash provided by operating activities                          9,265                        908
                                                                           --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                (6,726)                   (14,001)
   Proceeds from sale of oil and gas properties                                   -                     14,800
                                                                           --------                   --------
           Net cash provided by (used in)
             investing activities                                            (6,726)                       799
                                                                           --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of bank debt                                                        -                      8,700
   Payments of bank debt                                                          -                     (8,287)
                                                                           --------                   --------
           Net cash provided by financing activities                              -                        413
                                                                           --------                   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,539                      2,120

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        7,060                      6,423
                                                                           --------                   --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $  9,599                   $  8,543
                                                                           ========                   ========





           See notes to unaudited consolidated financial statements.

                     PRESIDIO OIL COMPANY AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
     For the Three Months and Nine Months Ended September 30, 1996 and 1995



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

2. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant decline in the price that the Company received for its natural gas production. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company would be able to continue as a going concern. Because of the Company's deteriorating financial condition, the Company has failed to satisfy certain payment and other obligations under, and events of default ("Events of Default") have occurred in respect of, the Company's public debt and bank debt obligations.

    On August 5, 1996, the Company entered into an acquisition agreement with Tom Brown, Inc. ("Tom Brown") whereby Tom Brown would acquire the Company for approximately $183 million (consisting of approximately $101 million in cash and 5 million shares of Tom Brown common stock valued at $16.50 per share) (the "Exchange Consideration"). In connection with such agreement, inasmuch as such consideration is not sufficient to pay the full amount of all of the Company's indebtedness, the Company filed for bankruptcy protection under chapter 11 of title 11 of the United States Code; and, in connection therewith, filed a joint plan of reorganization (the "Plan") which provided for specific allocations of the Exchange Consideration among the Company's debt and equity holders. The Plan was amended as of October 8, 1996, and it and a disclosure statement with respect thereto were distributed to the Company's debt and equity holders for a vote thereafter. The Plan, if approved by a sufficient number of the Company's debt and equity holders, would result in the acquisition of the Company by Tom Brown. However, there can be no assurance that the Plan will be approved. Even if the Plan is not approved by all classes of the Company's debt holders and its stockholders, the Plan may still be implemented. In such event, the Company's stockholders and/or the holders of its 9% Convertible Subordinated Debentures Due 2015 could receive none of the Exchange Consideration under the Plan. A hearing on the confirmation of the Plan is scheduled for November 13, 1996.

    See Item 2 for a further discussion of the Company's Financial Condition, the Plan and Events of Default.

              Notes to Unaudited Consolidated Financial Statements
                                  (Continued)




3. The computation of loss per share excludes the weighted average number of unallocated shares held by the Company's Employee Stock Ownership Plan which totaled 1,217,000 shares and 1,277,000 shares for the quarter and nine months ended September 30, 1995, respectively.

4. Included in the Consolidated Statements of Cash Flows is $867,000 and $8,201,000 of interest paid, net of amounts capitalized, during the nine months ended September 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCIAL CONDITION AND RECENT DEVELOPMENTS

Current Financial Condition. During 1994 and 1995, the financial condition and operating cash flows of the Company were materially and adversely affected by a significant decline in the price that the Company received for its natural gas production. The Company's revenues and operating cash flows thus declined significantly during such periods, making it unlikely that the Company could continue as a going concern. Because of the Company's deteriorating financial condition, the Company has failed to satisfy certain payments and other obligations under, and Events of Default have occurred in respect of, the Company's public debt and bank debt obligations. See "Liquidity and Ability to Service Debt" and "Defaults" below.

Because of the Company's deteriorating financial condition, during the first six months of 1995 the Company engaged in discussions with various third parties and certain of its creditors in an effort to arrange a restructuring of the Company's various debt obligations under which the Company would retain all or most of its oil, gas and related assets. In June 1995, Tom Brown, Inc. ("Tom Brown") acquired approximately $56 million in principal amount of the Company's Senior Gas Indexed Notes Due 2002 (the "Senior GINs") and reiterated a previously expressed interest in acquiring the Company or all of its assets. In response to Tom Brown's expression of interest and after consulting with certain of its significant creditors, the Company decided to explore the possibility of selling the Company or all of its assets. In August 1995, the Company began soliciting bids from persons interested in acquiring the Company or all of its assets. A data room was established which provided potential buyers with information about the Company and its assets. Bids were received from a number of companies that participated in the data room process. The Company and its financial advisors evaluated those bids; and, on November 15, 1995, the Company selected Tom Brown as the bidder with which the Company would pursue negotiations for a potential sale of the Company or all of its assets. Tom Brown's November 15, 1995 bid contemplated the acquisition of the Company for a purchase price of approximately $180 million (consisting of a combination of cash and Tom Brown common stock).

From November 1995 through early August 1996, the Company negotiated with Tom Brown and certain of the Company's creditors regarding a proposed transaction pursuant to which Tom Brown would acquire the Company; and, on August 5, 1996, the Company entered into an acquisition agreement (the "Exchange Agreement") with Tom Brown whereby Tom Brown would acquire the Company for approximately $183 million (consisting of approximately $101 million in cash and 5 million shares of Tom Brown common stock (the "Exchange Common Stock") valued at $16.50 per share) (the "Exchange Consideration"). The Exchange Agreement may be terminated by Tom Brown at any time (a) if the damages arising from breaches of representations, warranties or covenants of Presidio contained in the Exchange Agreement should exceed $3 million, (b) if the average of the closing prices of the Tom Brown common stock on the NASDAQ over a twenty day trading period preceding the fifth trading day prior to the confirmation date is more than 120% of $16.50, (c) if the confirmation order relating to Presidio's bankruptcy in a form and substance reasonably acceptable to Tom Brown has not been entered by the Bankruptcy Court on or before November 15, 1996 or has not become a final order on or before December 13, 1996, or (d) in certain other circumstances. The Exchange Agreement may be terminated by Presidio at any time (a) if the average of the closing sale prices of the Tom Brown common stock on the NASDAQ during the twenty day trading period preceding the fifth trading day prior to the confirmation date is less than 80% of $16.50, (b) if Presidio has notified Tom Brown that the Board of Directors of Presidio, in the exercise of their fiduciary duties, has determined to withdraw their prior recommendation of the Exchange to the Presidio securityholders or has determined not to consummate the Exchange because Jefferies & Company, Inc. has failed to reconfirm its prior fairness opinion, or (c) in certain other circumstances.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The Exchange Agreement also provides that, if the Exchange Agreement is terminated by either Tom Brown or Presidio because (a) Presidio has notified Tom Brown that Presidio is prepared to enter into an agreement to effect an alternative transaction, (b) Presidio has notified Tom Brown that the Board of Directors of Presidio has determined to withdraw their prior recommendation of the Exchange, or (c) Jefferies & Company, Inc. has failed to reconfirm its prior fairness opinion, then Presidio is required to pay Tom Brown a fee of $6,000,000 plus an amount, not to exceed $3,000,000, to reimburse Tom Brown for its documented out-of-pocket costs and expenses incurred in connection with the transactions contemplated by the Exchange Agreement. However, on September 9, 1996, the Bankruptcy Court entered an order modifying the termination fee and termination expense provisions of the Exchange Agreement, and providing that, if a third party proposes a transaction providing for the acquisition of the Company and its subsidiaries or substantially all of their assets, (a) then any such transaction (the "Higher and Better Transaction") must have a value at least $7,000,000 greater than the consideration proposed to be paid by Tom Brown under the Exchange Agreement and (b) upon Bankruptcy Court approval of such a Higher and Better Transaction, then Tom Brown would be entitled to a break-up fee in the amount of $5,490,000 and documented break-up expenses in an amount not greater than $2,000,000; provided, however, that the aggregate of the break-up fee and the break-up expenses may not be greater than $7,000,000.

Inasmuch as the Exchange Consideration was not sufficient to pay the full amount of all of the Company's indebtedness, on August 5, 1996, the Company filed for bankruptcy protection under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"); and, in connection therewith, filed a joint plan of reorganization (the "Plan") which provided for specific allocations of the Exchange Consideration among the Company's debt and equity holders. The Plan was amended as of October 8, 1996, and it and a disclosure statement with respect thereto were distributed to the Company's debt and equity holders for a vote thereafter. The Plan, if approved by a sufficient number of the Company's debt and equity holders, would result in the acquisition of the Company by Tom Brown. Even if the Plan is not approved by all classes of the Company's debt holders and its stockholders, the Plan may still be implemented. In such event, the Company's stockholders and/or the holders of its 9% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures") could receive none of the Exchange Consideration under the Plan. A hearing on the confirmation of the Plan is scheduled for November 13, 1996.

As shown in the table below, the Plan provides that if: (i) any of Class 5, Class 9, or Class 12 rejects the Plan, then Class 12 shall receive no distributions under the Plan; and (ii) either Class 5 or Class 9 rejects the Plan, then Class 9 shall receive no distributions under the Plan.

Pursuant to the Plan, no Exchange Common Stock will be distributed to Tom Brown; however, for the purposes of the following discussion, the term "Exchange Consideration" shall include the Exchange Common Stock that would otherwise be distributable to Tom Brown as a holder of Senior GIN claims. If
(i) Class 12 rejects the Plan but the Plan is accepted by Classes 5 and 9, then the Exchange Consideration that otherwise would have been distributed to Class 12 had it accepted the Plan shall be reallocated to Classes 3, 5, and 9 ratably, according to ratio of the Exchange Consideration which would otherwise have been distributed to each of Classes 3, 5, and 9 compared to the total amount of the Exchange Consideration which would otherwise have been distributed to Classes 3, 5, and 9, and distributed Pro Rata as additional Exchange Consideration within each of Classes 3, 5, and 9; (ii) Class 9 rejects the Plan but the Plan is accepted by Class 5 (and without regard to whether Class 12 votes to accept or reject the Plan), then the Exchange Consideration that otherwise would have been distributed to Classes 9 and 12 had each such Class accepted the Plan shall be reallocated to Classes 3 and 5 ratably,

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


according to the ratio of the Exchange Consideration which would otherwise have been distributed to each of Classes 3 and 5 compared to the total amount of the Exchange Consideration which would otherwise have been distributed to Classes 3 and 5, and distributed Pro Rata as additional Exchange Consideration within each of Classes 3 and 5; and (iii) Class 5 rejects the Plan (and without regard to whether Classes 9 or 12 vote to accept or reject the Plan), then the Exchange Consideration that otherwise would have been distributable to Classes 5, 9, and 12 had each such Class accepted the Plan shall be reallocated to and distributed as additional Exchange Consideration in the following order of priority:

          first, Pro Rata within Class 3 until each claim in Class 3 is paid in full in accordance with the terms of the Senior Secured Notes and without reference to any limitation on payment otherwise applicable;

          second, Pro Rata within Class 2 until each claim in Class 2 is paid in full in accordance with the terms of the Bank Credit Agreement and without reference to any limitation on payment otherwise applicable; and

          third, Pro Rata within Class 5 until each claim in Class 5 is paid in full in accordance with the terms of the Senior Gas Indexed Notes and without reference to any limitation on payment otherwise applicable.

The following table sets forth a summary of the distribution that would be made under the Plan if the Plan was accepted or rejected by any one or more of Classes 5, 9, or 12 and subsequently confirmed on November 13, 1996.

                      Certain Distributions Under the Plan

                                                                           Class 12          Class 9
                                  Estimate of                            Rejects and       Rejects and         Class 5
                               Claims or Equity       All Classes      Classes 5 and 9   Class 5 Accepts       Rejects
    Class                        Interest (1)      Accept (3)(4)(5)   Accept (3)(4)(5)     (3)(4)(5)(6)      (3)(4)(5)(6)
----------------------         ----------------   ----------------   -----------------   ---------------    ------------
Class 2 - Bank Claims             $ 21,679,994      $ 21,561,813      $ 21,561,813       $ 21,561,813        $21,679,994
Class 3 - Senior Secured
   Note Claims                      90,834,780        78,780,267        80,072,998         84,895,172         90,834,780
Class 5 - Senior GIN
   Claims (2)                      120,949,386 (7)    71,029,706 (8)    72,195,256 (9)     76,543,015 (10)    70,485,226 (11)
Class 9 - Subordinated
   Debenture Claims                 56,537,500         9,021,890         9,169,933                  0                  0
Class 12 - Presidio
  Common Stock                      25,318,085         2,606,324                 0                  0                  0
                            shares of Presidio
                                Class A Common
                                     Stock and
                                     3,216,858
                            shares of Presidio
                                Class B Common
                                         Stock

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


-----------------------------

(1)     All such amounts are estimated as of November 13, 1996.
(2) Pursuant to the Plan, no shares of Exchange Common Stock will be distributed to Tom Brown; however, estimates of claims and distributions to the Senior GIN claims include amounts claimed by or that would be otherwise distributable to Tom Brown in respect of its Senior GIN claims.
(3) The above table is based upon a value of a $16.50 value for each share of Exchange Common Stock, which is the value used for purposes of the Exchange Agreement and the Plan. The actual value of a share of Exchange Common Stock may be greater than or less than $16.50. For example, the closing price of a share of Tom Brown Common Stock as quoted on the NASDAQ National Market was $15.9375 on August 5, 1996 and $18.84375 on October 28, 1996.
(4) Distributions to Classes 2 and 3 are cash distributions. Distributions to Classes 5, 9 and 12 are distributions of Exchange Common Stock.
(5) If either Class 5 or 9 vote to reject the Plan and if the Senior Secured Note claims are determined not to be fully secured, then the Plan may be determined by the Bankruptcy Court not to be confirmable.
(6) Distributions to Classes 2 and 3 in excess of the amounts if all classes accept and distributions to Class 5 and any distributions to Class 9, are in each case distributions of Exchange Common Stock other than distributions of the Presidio Common Stock Cash Consideration.
(7) Pursuant to the Plan, no shares of Exchange Common Stock will be distributed to Tom Brown; however, of this amount, $67,731,656 is attributable to shares of Exchange Common Stock that otherwise would be distributable to Tom Brown in respect of its Senior GIN Claims.
(8) Pursuant to the Plan, no shares of Exchange Common Stock will be distributed to Tom Brown; however, of this amount, $39,776,635 is attributable to shares of Exchange Common Stock that otherwise would be distributable to Tom Brown in respect of its Senior GIN Claims.
(9) Pursuant to the Plan, no shares of Exchange Common Stock will be distributed to Tom Brown; however, of this amount, $40,429,343 is attributable to shares of Exchange Common Stock that otherwise would be distributable to Tom Brown in respect of its Senior GIN Claims.
(10) Pursuant to the Plan, no shares of Exchange Common Stock will be distributed to Tom Brown; however, of this amount, $42,864,088 is attributable to shares of Exchange Common Stock that otherwise would be distributable to Tom Brown in respect of its Senior GIN Claims.
(11) Pursuant to the Plan, no shares of Exchange Common Stock will be distributed to Tom Brown; however, of this amount, $39,471,727 is attributable to shares of Exchange Common Stock that otherwise would be distributable to Tom Brown in respect of its Senior GIN Claims.

The Company expects that no class of creditors of the Company other than holders of the Public Debt (defined below) will be materially impaired in connection with the Plan. The bankruptcy filing and the publicity attendant thereto could adversely affect the business of the Company. While the Company believes that any such adverse effects would be mitigated if the Plan is confirmed, a protracted bankruptcy could have a material adverse effect on the Company and its ability to implement the Plan or any other transaction or restructuring.

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

Liquidity and Ability to Service Debt. As of October 25, 1996, the Company had cash and cash equivalents of approximately $9.5 million. Additionally, the Company has entered into cash collateral agreements with its bank lenders and its Senior Secured Note holders which generally provide the Company with the ability to use the net revenues generated from the properties which secure such indebtedness to pay for the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Company's operating expenses, general and administrative expenses and the costs of the Plan. The Company believes that such funds will be sufficient to fund its operations for the period necessary to implement the Plan. Except in connection with the Plan, the Company does not anticipate making any future payments on the 11.5% Senior Secured Notes Due 2000 (the "Senior Secured Notes"), the Senior GINs or the Subordinated Debentures, collectively the Public Debt. However, the Company's available cash flow could be reduced below anticipated levels as a result of risks and uncertainties associated with the Company's operations as well as lower prices for oil and gas. This could then necessitate the Company seeking Debtor-In-Possession financing although there can be no assurances that such financing could be obtained.

Defaults. The Company has failed to satisfy its interest payment and certain other obligations under the Senior GINs, the Subordinated Debentures and the Senior Secured Notes, resulting in Events of Default thereunder.

In addition, Events of Default in respect of the Public Debt have resulted in an Event of Default under the Company's bank credit agreement (the "Credit Agreement"). The Company has also failed to make principal payments under the Credit Agreement of $1.2 million due October 1, 1995 and $1.4 million due on each of January 1, April 1, July 1, and October 1, 1996, resulting in further Events of Default.

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

As of December 31, 1995, the Security Values of both the Pledged Assets and the Pledged Producing Assets were less than the required percentages, resulting in deficiencies (the "Deficiencies") of $9.4 million in respect of the Pledged Assets and $18.1 million in respect of the Pledged Producing Assets.

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

Ability to Replace Reserves Produced and Maintain Production Levels. The ability of the Company to maintain its current level of oil and gas production and to find and develop new proved reserves of oil and gas to replace the reserves produced depends on the availability of funds for capital expenditures. Due to the Company's current financial condition, the Company has had limited funds available for drilling operations during 1996. In addition, the Company's ability to use such funds is subject to restrictions contained in the Exchange Agreement, and to the approval of the Bankruptcy Court. See "Capital Expenditures" below. As a result, the Company's production and volumes of proved oil and gas reserves are likely to continue to decline during 1996. Such a decline in production would adversely affect the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Company's short-term liquidity. A decline in reserve volumes could cause increased Deficiencies under the collateral requirement relating to the Senior Secured Notes and could adversely affect the value of the collateral securing the Senior Secured Notes and the Company's bank debt. See "Liquidity and Ability to Service Debt" and "Defaults" and "Collateral Value Requirement for the Senior Secured Notes" above.

LONG-TERM DEBT

At October 25, 1996, the total debt of the Company was $246.4 million. Of such amount, $21.4 million was outstanding under the Credit Agreement and was secured by mortgages on a significant amount of the Company's oil and gas properties (the "Mortgaged Properties") other than the Pledged Assets. Borrowings under the Credit Agreement currently bear interest at a per annum default rate of prime plus 3%. See "Liquidity and Ability to Service Debt" and "Defaults".

The other long-term debt of the Company consists of $50 million of Subordinated Debentures, $75 million of Senior Secured Notes, and $100 million of Senior GINs. The Senior Secured Notes bear interest at 11.5% per annum and are secured by a mortgage on the Pledged Assets as described above. The Senior GINs are unsecured and currently bear interest at 13.6% per annum. The Subordinated Debentures bear interest at 9% per annum, are unsecured and are subordinated to the Company's bank debt, the Senior Secured Notes and the Senior GINs. As discussed above, the Company is currently in default in respect of the Public Debt and is, therefore, accruing interest at a default interest rate which is 1% higher than the rates indicated above; however, the Company is making no payments in respect of the Public Debt. See "Liquidity and Ability to Service Debt" and "Defaults."

CAPITAL EXPENDITURES

The Company's capital expenditures on its oil and gas operations totaled approximately $6.7 million during the nine months ended September 30, 1996.
Due to the current uncertainty as to its financial condition, the Company plans to limit its capital expenditures, subject to the availability of funds (as to which no assurance can be given), during the remainder of 1996 to those that are required to maintain its producing oil and gas properties as well as certain other drilling operations and activities. The Exchange Agreement contains restrictions on the Company's ability to make significant capital expenditures without Tom Brown's approval. The unavailability of funds for capital projects could also materially and adversely impact the value of the Company's interest in properties it owns jointly and with others. Pursuant to the operating agreements governing these joint ownership relationships, the Company could be forced to contribute funds for capital projects in respect to these properties or suffer "non-consent" penalties. Such penalties could materially and adversely affect the value of the Company's ownership interest in any such properties.

                             RESULTS OF OPERATIONS

The Company had a net loss for the quarter and nine months ended September 30, 1996 of $6,626,000 and $17,791,000, respectively, compared to a net loss of $8,476,000 and $24,169,000 for the quarter and nine months ended September 30, 1995. Contributing to the 1996 losses was a decrease in oil and gas production in the 1996 periods as compared to the 1995 periods. The decrease in oil production is the result of lower production rates in several significant fields and the decrease in gas production is due to both declines in production rates and the sale of certain producing properties. However, the Company's

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



revenues for the 1996 periods are higher than those a year earlier due to a significant increase in oil and gas prices.

The following table reflects the average prices received by the Company for oil and gas and the amount of its oil and gas production for the three months and nine months ended September 30, 1996 and 1995:

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                      ------------------------        ------------------------
                                                        1996            1995            1996            1995
                                                      --------        --------        --------        --------
    Average Price:
      Oil and condensate (per barrel)                    $19.98          $14.57          $18.72          $15.36
      Gas (per thousand cubic feet)                       $1.76           $1.09           $1.72           $1.18
    Production:
      Oil and condensate (barrels)                      182,000         207,000         564,000         661,000
      Gas (thousand cubic feet)                       3,086,000       3,429,000       9,422,000      11,531,000

The reduced amount of expenses associated with lease operating and depletion, depreciation and amortization during the 1996 periods as compared to the 1995 periods is due to a decrease in oil and gas production. The increase in production taxes in the 1996 periods as compared to the 1995 periods is due to the higher revenues in the 1996 periods caused by higher oil and gas prices.

The following table shows the costs associated with the Company's oil and gas revenues per equivalent barrel of oil for the three months and nine months ended September 30, 1996 and 1995:

                                                        Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                      ------------------------        -----------------------
                                                        1996            1995            1996            1995
                                                      --------        --------        --------        --------
                                                                         (per equivalent barrel)

Production Costs                                        $4.17            $3.89          $3.98           $3.92
Depletion, Depreciation and
  Amortization                                          $4.46            $4.37          $4.40           $4.31

The Company has significantly reduced its ongoing general and administrative expenses during 1996 due to a reduction in personnel during 1995.

The Company's interest expense increased during 1996 as compared to 1995 due to the interest accrued on the unpaid balance of interest due on the Public Debt.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27     Financial Data Schedule

          (b)   Reports on Form 8-K

                On September 18, 1996, a Form 8-K was filed dated September 16, 1996, which reports under Item 5 "Other Events" the interest rate on the Company's Senior Subordinated Gas Indexed Notes Due 1999 and Senior Gas Indexed Notes Due 2002 to be 14.050% for the period November 15, 1996 to February 14, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRESIDIO OIL COMPANY
                                        -------------------------------
                                        Registrant


DATE:  November 1, 1996                 /s/ Robert L. Smith
      ------------------                ---------------------------------
                                        Robert L. Smith
                                        President and
                                        Chief Operating Officer


DATE:  November 1, 1996                 /s/ Charles E. Brammeier
      -------------------               ---------------------------------
                                        Charles E. Brammeier
                                        Controller
                                        (Principal Accounting Officer)

                             EXHIBIT INDEX

Exhibit No.                   Description                                Page
-----------                   -----------                                ----
    27                  Financial Data Schedule